Form 10-Q
period 2021-06-30
Sezzle Inc.
filed 2021-08-16
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56267

SEZZLE INC.
(Exact name of registrant as specified in its charter)

Delaware	81-0971660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
251 N 1st Avenue, Ste. 200, Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 651 504 5402

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.00001 per share, outstanding at July 31, 2021 were 203,031,834.

SEZZLE INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	As of
	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$58,184,476	$84,285,383
Restricted cash, current	1,822,467	4,798,520
Notes receivable, net	99,720,294	80,807,300
Other receivables, net	1,941,455	1,403,306
Prepaid expenses and other current assets	3,093,766	1,705,919
Total current assets	164,762,458	173,000,428
Non-Current Assets
Internally developed intangible assets, net	738,904	537,046
Property and equipment, net	505,308	375,186
Operating right-of-use assets	186,251	145,576
Restricted cash, non-current	20,000	20,000
Other assets	42,394	32,537
Total Assets	$166,255,315	$174,110,773

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$88,926,109	$60,933,272
Operating lease liabilities	142,992	142,743
Accrued liabilities	9,687,325	6,680,870
Other payables	2,810,124	615,839
Total current liabilities	101,566,550	68,372,724
Long Term Liabilities
Long term debt	250,000	1,470,332
Line of credit, net of unamortized debt issuance costs of $1,468,324 and $173,773, respectively	19,531,676	39,826,227
Other non-current liabilities	—	4,483,073
Total Liabilities	121,348,226	114,152,356

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 and 300,000,000 shares authorized, respectively; 198,613,882 and 197,078,709 shares issued, respectively; 198,320,795 and 196,926,674 shares outstanding, respectively	1,978	1,970
Additional paid-in capital	128,254,422	112,640,974
Stock subscriptions: 37,017 and 64,000 shares subscribed, respectively	(43,993)	(69,440)
Treasury stock, at cost: 293,087 and 152,035 shares, respectively	(1,656,685)	(875,232)
Accumulated other comprehensive income	997,956	494,505
Accumulated deficit	(82,646,589)	(52,234,360)
Total Stockholders' Equity	44,907,089	59,958,417
Total Liabilities and Stockholders' Equity	$166,255,315	$174,110,773

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Sezzle income	$24,149,057	$10,848,916	$46,401,446	$17,887,117
Account reactivation fee income	3,696,612	1,765,115	7,474,980	2,895,804
Total income	27,845,669	12,614,031	53,876,426	20,782,921

Operating Expenses
Personnel	15,363,215	6,049,657	27,665,389	9,812,403
Transaction expense	9,572,408	5,205,388	18,497,334	8,706,879
Third-party technology and data	1,118,438	466,551	2,269,630	857,063
Marketing, advertising, and tradeshows	1,852,240	546,833	3,376,009	824,548
General and administrative	3,905,806	826,811	6,289,322	1,722,817
Provision for uncollectible accounts	13,847,205	2,300,977	22,424,183	5,134,589
Total operating expenses	45,659,312	15,396,217	80,521,867	27,058,299

Operating Loss	(17,813,643)	(2,782,186)	(26,645,441)	(6,275,378)

Other Income (Expense)
Net interest expense	(1,226,108)	(1,048,633)	(2,579,727)	(1,855,539)
Other income and expense, net	3,134	3,475	(53,905)	(54,011)
Loss on extinguishment of line of credit	—	—	(1,092,679)	—
Loss before taxes	(19,036,617)	(3,827,344)	(30,371,752)	(8,184,928)

Income tax expense	22,255	8,375	40,477	8,375

Net Loss	(19,058,872)	(3,835,719)	(30,412,229)	(8,193,303)

Other Comprehensive Income
Foreign currency translation adjustment	368,520	3,875	503,451	9,885

Total Comprehensive Loss	$(18,690,352)	$(3,831,844)	$(29,908,778)	$(8,183,418)

Net Losses per Share:
Basic and diluted loss per common share	$(0.10)	$(0.02)	$(0.15)	$(0.05)
Basic and diluted weighted average shares outstanding	197,770,409	179,286,985	197,433,425	179,110,131

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2020	178,931,312	$1,789	$47,154,147	$—	$—	$—	$(19,841,620)	$27,314,316
Equity based compensation	—	—	1,501,263	—	—	—	—	1,501,263
Stock option exercises	456,888	4	37,101	—	—	—	—	37,105
Restricted stock issuances and vesting of awards	25,000	—	38,687	—	—	—	—	38,687
Stock subscriptions receivable related to stock option exercises	180,416	2	8,473	(8,475)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	8,475	—	—	—	8,475
Repurchase of common stock	(343,750)	(3)	(2,231)	—	—	—	—	(2,234)
Foreign currency translation adjustment	—	—	—	—	—	9,885	—	9,885
Net loss	—	—	—	—	—	—	(8,193,303)	(8,193,303)
Balance at June 30, 2020	179,249,866	$1,792	$48,737,440	$—	$—	$9,885	$(28,034,923)	$20,714,194

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	4,513,291	—	—	—	—	4,513,291
Stock option exercises	817,300	8	251,413	—	—	—	—	251,421
Restricted stock issuances and vesting of awards	624,606	—	1,449,791	—	—	—	—	1,449,791
Conversion of liability-classified incentive awards to stockholder's equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	93,267	—	105,918	(105,918)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	131,365	—	—	—	131,365
Repurchase of common stock	(141,052)	—	—	—	(781,453)	—	—	(781,453)
Foreign currency translation adjustment	—	—	—	—	—	503,451	—	503,451
Net loss	—	—	—	—	—	—	(30,412,229)	(30,412,229)
Balance at June 30, 2021	198,320,795	$1,978	$128,254,422	$(43,993)	$(1,656,685)	$997,956	$(82,646,589)	$44,907,089

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at April 1, 2020	179,111,728	$1,791	$47,771,143	$(8,475)	$—	$6,010	$(24,199,204)	$23,571,265
Equity based compensation	—	—	892,740	—	—	—	—	892,740
Stock option exercises	456,888	4	37,101	—	—	—	—	37,105
Restricted stock issuances and vesting of awards	25,000	—	38,687	—	—	—	—	38,687
Stock subscriptions collected related to stock option exercises	—	—	—	8,475	—	—	—	8,475
Repurchase of common stock	(343,750)	(3)	(2,231)	—	—	—	—	(2,234)
Foreign currency translation adjustment	—	—	—	—	—	3,875	—	3,875
Net loss	—	—	—	—	—	—	(3,835,719)	(3,835,719)
Balance at June 30, 2020	179,249,866	$1,792	$48,737,440	$—	$—	$9,885	$(28,034,923)	$20,714,194

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at April 1, 2021	197,392,208	$1,972	$115,430,181	$(61,925)	$(1,282,666)	$629,436	$(63,587,717)	$51,129,281
Equity based compensation	—	—	2,329,702	—	—	—	—	2,329,702
Stock option exercises	614,950	6	180,831	—	—	—	—	180,837
Restricted stock issuances and vesting of awards	333,617	—	976,680	—	—	—	—	976,680
Conversion of liability-classified incentive awards to stockholder's equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	37,017	—	43,993	(43,993)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	61,925	—	—	—	61,925
Repurchase of common stock	(56,997)	—	—	—	(374,019)	—	—	(374,019)
Foreign currency translation adjustment	—	—	—	—	—	368,520	—	368,520
Net loss	—	—	—	—	—	—	(19,058,872)	(19,058,872)
Balance at June 30, 2021	198,320,795	$1,978	$128,254,422	$(43,993)	$(1,656,685)	$997,956	$(82,646,589)	$44,907,089

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
Operating Activities:
Net loss	$(30,412,229)	$(8,193,303)
Adjustments to reconcile net loss to net cash (used for) provided from operating activities:
Depreciation and amortization	339,060	184,638
Provision for uncollectible accounts	22,424,183	5,134,589
Provision for other uncollectible receivables	2,505,818	931,549
Equity based compensation and restricted stock vested	5,963,082	1,539,950
Amortization of debt issuance costs	310,475	208,527
Impairment losses on long-lived assets	—	5,287
Loss on extinguishment of line of credit	1,092,679	—
Changes in operating assets and liabilities:
Notes receivable	(41,177,192)	(24,598,927)
Other receivables	(3,043,228)	(939,749)
Prepaid expenses and other assets	(1,394,247)	65,510
Merchant accounts payable	27,836,978	25,908,695
Other payables	2,197,599	198,454
Accrued liabilities	7,806,819	2,110,300
Operating leases	(40,496)	(28,149)
Net Cash (Used for) Provided from Operating Activities	(5,590,699)	2,527,371

Investing Activities:
Purchase of property and equipment	(308,873)	(71,328)
Internally developed intangible asset additions	(363,419)	(174,723)
Net Cash Used for Investing Activities	(672,292)	(246,051)

Financing Activities:
Proceeds from long term debt	—	1,220,332
Payments on long term debt	(1,220,332)	—
Proceeds from line of credit	26,666,667	27,650,000
Payments to line of credit	(45,666,667)	(12,100,000)
Payments of debt issuance costs	(1,697,705)	—
Payment of debt extinguishment costs	(1,000,000)	—
Proceeds from stock option exercises	251,421	37,105
Stock subscriptions collected related to stock option exercises	131,365	8,475
Repurchase of common stock	(781,453)	(2,234)
Net Cash (Used for) Provided from Financing Activities	(23,316,704)	16,813,678

Effect of exchange rate changes on cash	502,735	13,509
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,579,695)	19,094,998
Cash, cash equivalents, and restricted cash, beginning of year	89,103,903	36,624,618
Cash, cash equivalents, and restricted cash, end of period	$60,026,943	$55,733,125

Noncash investing and finance activities:
Lease liabilities arising from obtaining right-of-use assets	142,597	—
Conversion of long-term incentive compensation from liability to equity	9,293,035	—

Supplementary disclosures:
Interest paid	2,579,591	1,653,730
Income taxes paid	4,575	—

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2020 annual consolidated financial statements. Operating results reported for the three and six months ended June 30, 2021 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2021.

Sezzle Inc. (the “Company” or “Sezzle”) uses the same accounting policies in preparing quarterly and annual consolidated financial statements. The consolidated financial statements include all the accounts and activities of Sezzle Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated during consolidation.

Sezzle operates as a single segment that consists primarily of lending to consumers located in the United States and Canada who purchase goods from its affiliated merchants. The Company currently has startup operations in India and Europe. While distinct geographic locations, the operations in both countries are still in an early growth stage. Sezzle’s income and assets are primarily related to operations in North America.

None of the recent accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2021 are within scope for the Company; therefore, it does not expect any of the recent accounting pronouncements issued to have a material effect on the Company’s consolidated financial statements.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet as of June 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Certain prior period amounts have been reclassified to conform with the current period presentation format. Notably, (a) balances previously reported as ‘Cost of income’ are now classified as ‘Transaction expenses’ and reported within operating expenses, (b) the Company has removed Gross profit from the consolidated statements of operations and comprehensive loss, and (c) the Company has disaggregated selling, general, and administrative expenses to reflect the primary components included within this line item, including: Personnel; Third-party technology and data; Marketing, advertising, and tradeshows; and General and administrative. These reclassifications had no effect on operating loss or total comprehensive loss. The components of operating expenses are comprised of the following:

•Personnel includes all salaries and wages paid to employees, contractor payments, payroll taxes, employee benefits, and stock and incentive–based compensation;
•Transaction expense primarily comprises processing fees paid to third parties to process debit, credit and ACH payments received from consumers, merchant affiliate program and partnership fees, and consumer communication costs. Sezzle incurs merchant affiliate program and partnership fees when consumers make purchases with merchants that either were referred by another merchant or are associated with partner platforms with which Sezzle has a contractual agreement. Sezzle incurs customer communication costs when Sezzle notifies the consumer about the transaction status and upcoming payments. Communications are primarily made via text message directly to the consumer;
•Third-party technology and data primarily includes costs incurred related to fraud prevention, other cloud-based computing services, and costs of failed loan applications. Underwriting costs incurred that result in successfully originated loans are an element of Sezzle Income and recognized as a reduction of the overall income and, therefore, these costs are not included in third-party technology and data;
•Marketing, advertising, and tradeshows includes costs related to marketing, sponsorships, advertising, attending tradeshows, promotional product expenses, and costs to co-market Sezzle’s brand with its merchants;
•General and administrative primarily includes legal, compliance, audit, tax, and other consultation costs; third-party implementation fees; and charitable contributions; and

•Provision for uncollectible accounts on notes receivable is calculated on an expected-loss basis. Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Sezzle uses its judgment to evaluate the allowance for uncollectible accounts based on current economic conditions and historical performance of consumer payments.

Note 2. Fair Value

Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). Fair value measurements are reported in one of three levels reflecting the valuation techniques used to determine fair value. The three levels of the fair value hierarchy are as follows:

•Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 - Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•Level 3 - Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $2,000,019 and $9,996,155 as of June 30, 2021 and December 31, 2020, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

Note 3. Total Income

Sezzle Income

Sezzle receives its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Consumer installment payment plans typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. Additionally, consumers may reschedule their initial installment plan by delaying payment for up to two weeks, for which Sezzle earns a rescheduled payment fee. The total of merchant fees and rescheduled payment fees, less note origination costs, are collectively referred to as Sezzle income within the consolidated statements of operations and comprehensive loss. Note origination costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded in third-party technology and data within operating expenses in the consolidated statements of operations and comprehensive loss.

Sezzle income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method. Total Sezzle income to be recognized over the duration of existing notes receivable outstanding was $4,356,929 and $3,458,222 as of June 30, 2021 and December 31, 2020, respectively. Total Sezzle income recognized was $46,401,446 and $17,887,117 for the six months ended June 30, 2021 and 2020, respectively, and $24,149,057 and $10,848,916 for the three months ended June 30, 2021 and 2020, respectively.

Account Reactivation Fee Income

Sezzle also earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts. Account reactivation fee income recognized totaled $7,474,980 and $2,895,804 for the six months ended June 30, 2021 and 2020, respectively, and $3,696,612 and $1,765,115 for the three months ended June 30, 2021 and 2020, respectively.

Note 4. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and account reschedule fees that Sezzle reasonably expects to collect from its consumers. As of June 30, 2021 and December 31, 2020, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

As of	June 30, 2021	December 31, 2020
Notes receivable, gross	$120,548,203	$95,398,668
Less allowance for uncollectible accounts:
Balance at beginning of year	(11,133,146)	(3,461,837)
Provision	(22,424,183)	(19,587,918)
Charge-offs, net of recoveries totaling $1,220,773 and $648,799, respectively	17,086,349	11,916,609
Total allowance for uncollectible accounts	(16,470,980)	(11,133,146)
Notes receivable, net of allowance	104,077,223	84,265,522
Deferred origination fees, net of costs	(4,356,929)	(3,458,222)
Notes receivable, net	$99,720,294	$80,807,300

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the six months ended June 30, 2021.

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of June 30, 2021 and December 31, 2020:

As of	June 30, 2021			December 31, 2020
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$97,958,633	$(3,394,809)	$94,563,824	$79,673,073	$(2,692,254)	$76,980,819
Days past due:
1–28	11,447,731	(4,294,204)	7,153,527	9,574,902	(3,616,327)	5,958,575
29–56	5,540,414	(3,954,254)	1,586,160	3,576,255	(2,646,627)	929,628
57–90	5,601,425	(4,827,713)	773,712	2,574,438	(2,177,938)	396,500
Total	$120,548,203	$(16,470,980)	$104,077,223	$95,398,668	$(11,133,146)	$84,265,522

Deferred origination fees, net of costs are comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to Sezzle income on the consolidated statements of operations and comprehensive loss. Sezzle’s notes receivable had a weighted average days outstanding of 34 days, consistent with the prior year’s duration.

Note 5. Other Receivables

As of June 30, 2021 and December 31, 2020, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	June 30, 2021	December 31, 2020
Account reactivation fees receivable, net	$1,264,720	$804,060
Receivables from merchants	676,735	599,246
Other receivables, net	$1,941,455	$1,403,306

Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that Sezzle reasonably expects to collect from its consumers. As of June 30, 2021 and December 31, 2020, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

As of	June 30, 2021	December 31, 2020
Account reactivation fees receivable, gross	$2,419,001	$1,875,648
Less allowance for uncollectible accounts:
Balance at start of period	(1,071,588)	(483,518)
Provision	(2,050,636)	(2,347,733)
Charge-offs, net of recoveries totaling $291,478 and $71,110, respectively	1,967,943	1,759,663
Total allowance for uncollectible accounts	(1,154,281)	(1,071,588)
Account reactivation fees receivable, net	$1,264,720	$804,060

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the six months ended June 30, 2021.

Receivables from merchants primarily represent merchant fees charged, but not yet paid, to the Company. Additionally, during the six months ended June 30, 2021 and 2020, the Company recorded direct write-downs of $455,182 and $164,313, respectively, for uncollectible receivables from merchants, which is included in the provision for uncollectible other receivables. Such write-downs for the three months ended June 30, 2021 and 2020 were $110,546 and $145,399, respectively.

Note 6. Leases

Sezzle is currently entered into operating leases for its corporate office spaces in the United States and Canada. Total lease expense incurred for the six months ended June 30, 2021 and 2020 was $275,427 and $186,969, respectively. Total lease expense incurred for the three months ended June 30, 2021 and 2020 was $138,246 and $88,193, respectively. Lease expense is recognized within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2021, Sezzle renewed a portion of its operating leases in the United States and Canada, which it had previously determined it was unlikely to renew. As a result, Sezzle recorded an increase in its operating right-of-use assets and its corresponding lease liabilities of $142,597.

The expected maturity of the Company’s operating leases as of June 30, 2021 is as follows:

2021	$77,008
2022	70,388
Interest	(4,404)
Present value of lease liabilities	$142,992

The weighted average remaining term of the Company’s operating leases is 1.0 years and its weighted average discount rate for all operating leases is 4.75%. As of June 30, 2021, Sezzle has not entered into any lease agreements that contain residual value guarantees or financial covenants.

Note 7. Internally Developed Intangible Assets, Property, and Equipment

The Company reviews the carrying value of long-lived assets, which includes property, equipment, and internally developed intangible assets, for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. No such impairment losses were incurred during the three and six months ended June 30, 2021 and 2020.

Note 8. Merchant Accounts Payable

Sezzle offers its merchants an interest bearing program in which merchants may defer payment from the Company in exchange for interest. Merchant accounts payable in total were $88,926,109 and $60,933,272 as of June 30, 2021 and December 31, 2020, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $78,970,860 and $53,528,501 were recorded within the merchant interest program balance as of June 30, 2021 and December 31, 2020, respectively.

Deferred payments retained in the program bear interest at the LIBOR daily (3 month) rate plus three percent (3.0%) on an annual basis, compounding daily. The weighted average annual percentage yield was 3.26% and 6.85% for the six months ended June 30, 2021 and 2020, respectively, and 3.24% and 6.27% for the three months ended June 30, 2021 and 2020, respectively. Interest expense associated with the program totaled $1,046,067 and $621,196 for the six months ended June 30, 2021 and 2020, respectively, and $583,332 and $379,462 for the three months ended June 30, 2021 and 2020, respectively.

Deferred payments are due on demand, up to $250,000 during any seven day period, at the request of the merchant. Any request larger than $250,000 is honored after 7 days. Sezzle reserves the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to: maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 9. Line of Credit

On February 10, 2021, Sezzle entered into an agreement with Goldman Sachs Bank USA (the ‘Class A’ senior lender) and Bastion Funding IV LLC (the ‘Class B’ mezzanine lender) for a $250,000,000 receivables funding facility. The funding facility has a maturity date of June 12, 2023 (a 28-month term from the agreement date). Fifty percent of the total available funding facility ($125,000,000) is committed while the remaining fifty percent is available to the Company for expanding its funding capacity. The loan agreement is subject to both affirmative and negative covenants. The Company had an outstanding line of credit balance of $21,000,000 as of June 30, 2021 and is recorded within line of credit, net, as a non-current liability on the consolidated balance sheets.

The agreement is secured by the Company’s consumer notes receivable it chooses to pledge. Borrowings are generally based on 90% of eligible notes receivable pledged, or 85% if the weighted average FICO scores of the pledged receivables fall below 580. Eligible notes receivable are defined as notes receivable from consumers in the United States or Canada that are less than 15 days past due. As of June 30, 2021, Sezzle had pledged $116,283,313 of its notes receivable. Sezzle had an unused borrowing capacity of $56,763,483 as of June 30, 2021.

The funding facility carries an interest rate of 3-month LIBOR+3.375% and 3-month LIBOR+10.689% (the LIBOR floor rate is set at 0.25%) for funds borrowed from the Class A and Class B lender, respectively. As of June 30, 2021, the weighted average interest rate was 5.250%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically fortnightly. For the three and six months ended June 30, 2021, interest expense relating to the utilization of the line of credit was $318,083 and $987,331, respectively.

Additionally, any unused daily amounts incur a facility fee at a rate of .50% per annum until May 11, 2021. Beginning May 11, 2021, the facility fee rate becomes variable, dependent on the percentage of the line of credit utilized. If less than one-third of the facility is used, the rate is .65% per annum; if between one-third and two-thirds of the facility is used, the rate is .50% per annum; and if more than two-thirds of the facility is used, the rate is .35% per annum.

In the event of a prepayment due to a broadly marketed and distributed securitization transaction with a party external to the agreement, an exit fee of 0.75% of such prepaid balance will be due to the lender upon such transaction. Additionally, the Company paid a $1,000,000 termination fee to exit its previous loan agreement.

For the three and six months ended June 30, 2021, amortization expense recorded for debt issuance costs on the line of credit totaled $180,018 and $310,475, respectively. Total cash payments for debt issuance costs relating to the new line of credit were $1,697,705 as of June 30, 2021.

Note 10. Long Term Debt

On April 14, 2020, the Company received loan proceeds in the amount of $1,220,332 under the U.S. Small Business Administration’s (SBA) Paycheck Protection Program (PPP). The PPP, established as part of the CARES Act, provides loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. PPP loans are uncollateralized and guaranteed by the SBA, and are forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, rent, and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or, if the borrower does not apply for forgiveness, ten months after the end of the covered period. PPP loan terms provide for customary events of default including payment defaults, breaches of representations and warranties, and insolvency events and may be accelerated upon the occurrence of one or more of these events of default. Additionally, the PPP loan terms do not include prepayment penalties.

On June 24, 2021, the Company repaid the loan in full, comprising $1,220,332 in principal and $14,779 in accrued interest. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted or the loan has been repaid in full. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Note 11. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for co-branded marketing and advertising costs. During the three and six months ended June 30, 2021, the Company entered into agreements that stipulate that Sezzle will commit to spend up to approximately $35 million in marketing and advertising spend. Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks.

Expenses incurred relating to these agreements totaled $2,459,562 and $333,566 for the six months ended June 30, 2021 and 2020, respectively, and $1,353,626 and $325,743 for the three months ended June 30, 2021 and 2020, respectively. These expenses are included within marketing, advertising, and tradeshows expenses in the consolidated statements of operations and comprehensive loss. Sezzle had approximately $231,000 and $211,000 recorded as a prepaid expense in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Note 12. Short and Long–Term Incentive Plans

In May 2020, the Company adopted a short-term incentive compensation program for its employees and executives. The program is based on achievements where individuals will be compensated for Company-wide and individual and/or team performance for the fiscal year. Measurement of compensable amounts is determined at the end of the year and payouts to individuals will be made in the form of restricted stock units in the following year. As of June 30, 2021, the Company has accrued a total of $3,508,023 for this program, compared to $2,133,806 as of December 31, 2020, which is recorded in accrued liabilities on the consolidated balance sheets.

The Company also adopted a long-term incentive plan (LTIP) for its executive team in May 2020. The LTIP comprises grants of market priced stock options under the 2019 Equity Incentive Plan, with vesting subject to required levels of Comparative Total Shareholder Return (TSR) tested over three years, and subject to continued employment for a three-year period ending January 1, 2023. Both the market and service vesting conditions must be met in order for the grantee to vest at the end of the three year measurement period.

Each of the executive and designated senior officers of the Company was awarded a long term incentive stock option grant to purchase shares on May 22, 2020. The stock options have an exercise price of A$2.10 per share, based on the closing sale price of CHESS Depository Interests (CDIs) on the Australian Securities Exchange (ASX) on May 21, 2020, the trading day prior to the date of grant. The amount of each award is equal to 300% of the individual’s salary in effect as of May 22, 2020 (100% for each of the three years in the performance period and pro-rated for start date).

The Company’s stock price performance will be measured based on its volume weighted average price relative to other companies included within the S&P/ASX All Technology Index. The number of long term incentive stock option grants were calculated based on a fair value of $0.64 per option, determined under the Monte Carlo Simulation valuation method.

Total expense recognized related to compensation under the LTIP program was $2,612,089 and $4,857,121 for the three and six months ended June 30, 2021, respectively, and $575,000 for the three and six months ended June 30, 2020. The compensable amounts under the LTIP to executive board members are subject to shareholder approval. On June 10, 2021, the Company received shareholder approval to grant the LTIP awards to executive board members. Upon this approval, the Company remeasured the fair value of the awards and reclassified the awards from other long-term liabilities to stockholder’s equity. The total fair value reclassified from liability to stockholder’s equity was $9,293,035 as of June 10, 2021.

Note 13. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given the Company is in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the three and six months ended June 30, 2021 and 2020.

Note 14. Subsequent Events

On July 14, 2021, Sezzle agreed to issue Discover Financial Services LLC (“Discover”) $30,000,000 of the Company’s common stock at a price of $6.58 per share (A$8.83), which was completed on July 19, 2021. The Company and Discover are finalizing a definitive commercial agreement, in which the parties propose to enter into an expanded partnership, including plans for a buy now, pay later network solution on the Discover Global Network, as well as a dedicated referral program introducing Discover credit and debit products to the Company’s consumer base.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Forward Looking Statements

The information in this Form 10-Q includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Form 10-Q. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
•impact of the “buy-now, pay-later” (“BNPL”) industry becoming subject to increased regulatory scrutiny;
•impact of operating in a highly competitive industry;
•impact of macro-economic conditions on consumer spending;
•our ability to increase our merchant network, our base of consumers and UMS;
•our ability to effectively manage growth, sustain our growth rate and maintain our market share;
•our ability to meet addition capital requirements;
•impact of exposure to consumer bad debts and insolvency of merchants;
•impact of the integration, support and prominent presentation of our platform by our merchants;
•impact of any data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, natural disasters, or similar disruptions;
•impact of key vendors or merchants failing to comply with legal or regulatory requirements or to provide various services that are important to our operations;
•impact of the loss of key partners and merchant relationships;
•impact of exchange rate fluctuations in the international markets in which we operate;
•our ability to protect our intellectual property rights;
•our ability to retain employees and recruit additional employees;
•impact of the costs of complying with various laws and regulations applicable to the BNPL industry in the United States and the international markets in which we operate; and
•our ability to achieve our public benefit purpose and maintain our B Corporation certification.
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q. Should one or more of the risks or uncertainties described in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of June 30, 2021, our platform has supported the business growth of over 40,000 Active Merchants while serving approximately 2.9 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchant partners, consumers, employees, communities and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 49 times per year based on the transaction activity during the rolling twelve months ended June 30, 2021, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time; instead, we generate a substantial majority of our revenues by charging our merchants fees in the form of a Merchant Discount Rate. We recently launched Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history. We have also expanded our product suite to provide consumers with access to a long-term installment lending option through a partnership.

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with elevated risk of fraud, assess the credit risk of the consumer and assign spending limits, and manage the ultimate receipt of funds. These systems have allowed us to maintain an approximately 90% order approval rate in our core product as of June 30, 2021. Further, we believe repayment risk is more limited relative to other traditional forms of unsecured credit because consumers primarily settle 25% of the purchase value upfront. Additionally, ongoing user interactions allow us to continuously refine and enhance the effectiveness of these platform tools through machine learning.

Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward.

Adoption of the Sezzle Platform

Our ability to profitably scale our business is reliant on adoption of the Sezzle Platform by both consumers and merchants. Changes in our Active Merchant and Active Consumer bases (as such terms are defined below) have had, and will continue to have, an impact on our results of operations. It is costly for us to recruit (and in some cases retain) Active Merchants. Turnover in our merchant base could result in higher than anticipated over-head costs.

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 83% and 82% of our Total Income for the three and six months ended June 30, 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. We added 6,256 and 13,584 Active Merchants during the three and six months ended June 30, 2021, respectively, totaling 40,274 Active Merchants on the platform at the end of the same period. Although for the three and six months ended June 30, 2021, we did not currently depend on any one merchant for more than 8% and 7% of Merchant-related fees, respectively, our business is still at a relatively early stage and our merchant revenue is not as diversified as it might be for a more mature business.

Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers such as Target will familiarize more consumers with the Sezzle Platform.

In addition, investment in sales, co-marketing, and offering of competitively priced merchant fee rates and incentives are critical for us to onboard new and retain existing merchants and grow utilization of the Sezzle Platform. We currently provide our merchants with a toolkit to grow their businesses. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers. We face intense competitive pressure to bring new larger merchants on to our platform. In order to stay competitive, we have and may continue to need to adjust our pricing or offer incentives to larger merchants to increase payments volume. These pricing structures with merchants include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire these larger merchants. Certain agreements contain provisions that may require us to make payments to certain of our merchants and are contingent on us and/or the merchant meeting specified criteria, such as achieving volume targets and implementation benchmarks. If we are not able to increase our volumes as predicted, the financial impact of these incentives, fee discounts, and rebates, these arrangements with certain merchants will impact our results of operations and financial performance.

There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to other service providers, including competitors or in-house offerings. We also face the risk that our key partners could become competitors of our business if such partners are able to determine how we have designed and implemented our model to provide our services.

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In partnership with TransUnion, we engineered Sezzle Up, an upgraded version of the core Sezzle experience that supports consumers in building their credit scores by permitting us to report their payment histories to credit bureaus. As these consumers pay on time, their credit scores and spending limits on the Sezzle Platform can increase, which is likely to result in larger purchases that will generate an increase in merchant fees. Other parts of our product suite and proprietary merchant interface are specifically designed to streamline the merchant experience. For example, we believe that our Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “swipe” of their card at the point-of-sale. In addition, we recently partnered with Ally Financial to offer consumers monthly fixed-rate installment-loan products that extend up to 60 months, which will support consumer purchases for big ticket items, and those transactions earn us a fee from Ally Financial. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We have developed new offerings such as Sezzle Spend to enable our merchants to offer rewards and promotions to new consumers. We have consistently added Active Consumers each quarter since our inception, while the number of transactions per Active Consumer has typically increased each quarter as well. We added 279,706 and 652,736 Active Consumers during the three and six months ended June 30, 2021, respectively, totaling 2,883,825 Active Consumers on the platform at the end of the same period. In addition, we realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 49 times per year based on the transaction activity during the rolling twelve months ended June 30, 2021, although historical transaction activity is not an indication of future results.

Managing Credit Risk

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with elevated risk of fraud, assess the credit risk of the consumer and assign spending limits, and manage the ultimate receipt of funds. Because consumers primarily settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit. Further, ongoing user interactions allow us to continuously refine and enhance the effectiveness of these platform tools through machine learning.

We absorb the costs of all uncollectible receivables from our consumers. The provision for uncollectible accounts is a major component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumers repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for uncollectible accounts and related charge-offs by providing optimal credit limits to qualified consumers.

Maintaining our Capital-Light Strategy

Maintaining our funding strategy and our low cost of capital is important to our ability to grow our business. We have created an efficient funding strategy which, in our view, has allowed us to scale our business and drive rapid growth. The speed with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital.

Our funding helps drive our low cost of capital. We rely on more efficient revolving credit facilities with high advance rates to fund our receivables over time and also use merchant account payables as an alternative low-cost funding source.

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by such macro-economic conditions as unemployment, interest rates, consumer confidence, economic recessions, downturns or extended periods of uncertainty or volatility, all of which may influence customer spending, and suppliers’ retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase products by utilizing our services and bad debts may increase as a result of consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is also impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, and the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

International Growth Plans

In addition to our continued investment in the United States, global expansion remains a priority for us. We launched operations in Canada in 2019, commenced operations in India and certain countries in Europe in 2020, and are currently in the early stages of expansion into Brazil. We will continue to extend our platform into attractive new geographies that are ripe for adoption of our product offering. Thus far, we have focused on entering new markets organically rather than through acquisitions. Our approach involves identifying a strong, local entrepreneurial team to lead our expansion. We may be required to expend significant additional capital to implement our international expansion plans.

Seasonality

We experience seasonality as a result of spending patterns of our Active Consumers. Sezzle Income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters. This is most evident in merchant fees as these are recognized when the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction.

Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. We believe that our performance during this period demonstrates the value and effectiveness of our platform, the resilience of our business model, and the capabilities of our risk management and underwriting approach.

Throughout 2020 our collections of consumer notes receivable improved. While this improvement was primarily driven by improvements in our consumer underwriting process, consumers also had improved ability for payment as a result of stimulus offered through the CARES Act. During 2020, we also enacted an expansion of fee forgiveness and payment flexibility programs offered to consumers as a response to the COVID-19 pandemic. We also expect that certain of the COVID-19 related sector trends underlying our performance may not continue at current levels.

In March 2020, we also rolled out a work-from-home program for our employees. In addition, we implemented restrictions in travel and attendance of group events, including industry-related conferences. These COVID-19 related measures resulted in lower than anticipated operating expenses. We expect future selling, general, and administrative expenses to continue to increase as a result of planned efforts to begin working from the office under a hybrid part-time in person model. We also anticipate incurring additional travel related expenses for our sales and marketing teams in 2021 and future periods.

Key Operating Metrics

Underlying Merchant Sales

UMS is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. UMS does not represent revenue earned by us, is not a component of our income, nor is included within our financial results prepared in accordance with GAAP. However, we believe that UMS is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, which is an indicator of the success of our merchants and the strength of the Sezzle Platform.

For the three months ended June 30, 2021 and 2020, UMS totaled $411.1 million and $188.0 million, respectively, which is an increase of 119%. For the six months ended June 30, 2021 and 2020, UMS totaled $786.2 million and $307.4 million, respectively, which is an increase of 156%. The growth in UMS is driven by our continued improvements in growing our Active Merchant and Active Consumer base, year over year.

Active Merchants and Active Consumers

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of June 30, 2021, we had 40,274 Active Merchants, an increase of 18% when compared to the 34,018 Active Merchants as of March 31, 2021, and an increase of 51% when compared to the 26,690 Active Merchants as of December 31, 2020. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. Active Consumers increased 11% to 2,883,825 as of June 30, 2021, compared to 2,604,119 Active Consumers as of March 31, 2021. Active Consumers increased by 29% when compared to our 2,231,089 Active Consumers as of December 31, 2020.

Components of Results of Operations

Total Income

We refer to our primary component of total income as “Sezzle Income”. Sezzle Income is comprised primarily from fees paid by merchants in exchange for our payment processing services. These fees are applied to the underlying sales to consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Consumer installment payment plans typically consist of four installments, with the first payment of 25% of the consumer order value made at the time of purchase and subsequent payments coming due every two weeks thereafter. Additionally, consumers may reschedule their initial installment plan by delaying payment for up to two weeks, for which we generally earn a rescheduled payment fee. The total of merchant fees and rescheduled payment fees, less note origination costs (underwriting costs incurred that result in a successful transaction with the consumer), are collectively referred to as Sezzle Income within the consolidated statements of operations and comprehensive loss. Sezzle Income is then recognized over the average duration of the note using the effective interest rate method.

We also earn income from consumers in the form of account reactivation fees, recorded within “Account reactivation fee income” (a component of Total Income) on the consolidated statements of operations and comprehensive loss. When a consumer’s payment fails in the automated payment process the consumer must pay a fee, which we refer to as an Account Reactivation Fee, before the consumer is able to use the Sezzle Platform again. We allow, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts.

Personnel

Personnel primarily comprises all wages and salaries paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, and stock and incentive–based compensation.

Transaction Expense

Transaction expense primarily comprises processing fees paid to third parties to process debit, credit and ACH payments received from consumers, merchant affiliate program and partnership fees, and consumer communication costs. We incur merchant affiliate program and partnership fees when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have a contractual agreement. We incur customer communication costs when we notify the consumer about the transaction status and upcoming payments. Communications are primarily made via text message directly to the consumer.

Third-Party Technology and Data

Third-party technology and data primarily comprises costs related to fraud prevention, other cloud-based computing services, and costs of failed loan applications. Underwriting costs incurred that result in successfully originated loans are an element of Sezzle Income and recognized as a reduction of the overall income and, therefore, these costs are not included in third-party technology and data.

Marketing, Advertising, and Tradeshows

Marketing, advertising, and tradeshows primarily comprises costs related to marketing, sponsorships, advertising, attending tradeshows, promotions, and co-marketing Sezzle’s brand with its merchants.

General and Administrative

General and administrative primarily comprises legal, compliance, audit, tax, and other consultation costs; third-party implementation fees; and charitable contributions.

Provision for Uncollectible Accounts

We calculate our provision for uncollectible accounts on notes receivable on an expected-loss basis. We maintain an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. We use our judgment to evaluate the allowance for uncollectible accounts based on current economic conditions and historical performance of consumer payments.

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving credit facility to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. The interest paid on borrowings under our revolving credit facility and Merchant Interest Program are based on LIBOR.

Income Tax Expense

Income tax expense consists of income taxes in various jurisdictions, primarily U.S. Federal and state income taxes, and also Canada and the other foreign jurisdictions in which we operate. Tax effects of transactions reported in the consolidated financial statements consist of taxes currently due. Additionally, we record deferred taxes related primarily to differences between the basis of receivables, property and equipment, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given our history of losses, a full valuation allowance is recorded against our deferred tax assets.

Other Comprehensive Income

Other comprehensive income is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

Total income is comprised of Sezzle income and account reactivation fees. Sezzle income for the three months ended June 30, 2021 and 2020 totaled $24.1 million and $10.8 million, respectively, which is an increase of 123%. Sezzle income for the six months ended June 30, 2021 and 2020 totaled $46.4 million and $17.9 million, respectively, which is an increase of 159%.

This increase compared to the prior comparative period is driven by growth in Underlying Merchant Sales. For the three months ended June 30, 2021 and 2020, merchant fees totaled $23.2 million and $10.6 million, respectively, or 95.9% and 97.5% of Sezzle income for the period, respectively. For the six months ended June 30, 2021 and 2020, merchant fees totaled $44.4 million and $17.4 million, respectively, or 95.8% and 97.4% of Sezzle income, respectively. The decrease in merchant fees as a percentage of Sezzle income during the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, was due to higher rates of account reschedule fee forgiveness as a result of the economic conditions surrounding the onset of the COVID-19 pandemic.

Total account reactivation fee income recognized totaled $3.7 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $7.5 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. Account reactivation fees as a percentage of total income was 13.3% and 14.0% for the three months ended June 30, 2021 and 2020, respectively, and 13.9% for the six months ended June 30, 2021 and 2020. The decrease in this metric during the three months ended June 30, 2021 when compared to the three months ended June 30, 2020 is due to changes in our account reactivation fees assessment policy.

Personnel

Personnel costs increased by 154% to $15.4 million for the three months ended June 30, 2021, from $6.0 million for the three months ended June 30, 2020. Such costs increased by 182% to $27.7 million for the six months ended June 30, 2021, from $9.8 million for the six months ended June 30, 2020. The increase in personnel costs is primarily due to our overall growth in employee headcount.

Recorded within personnel, equity and incentive–based compensation totaled $6.9 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, which is a 170% increase. Such costs totaled $12.2 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively, which is a 283% increase. The increase in equity and incentive–based compensation for the three and six months ended June 30, 2021 was a result of appreciation in our stock price when compared to 2020, in addition to more employees being offered equity and incentive–based compensation.

Transaction Expense

Transaction expenses were $9.6 million and $5.2 million for the three months ended June 30, 2021 and 2020, respectively, and $18.5 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.

Payment processing costs were $7.0 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively, and $13.5 million and $6.7 million for the six months ended June 30, 2021 and 2020, respectively. These 78% and 102% increases in costs for the three and six months ended June 30, 2021 and 2020, respectively, is primarily driven by the increase in volume of orders transacted by consumers and the related processing of payments associated with those orders. Overall, average per-order processing fee costs has decreased compared to the prior comparative period due to third party rate discounts due to higher payment volumes, in addition to a larger portion of our consumers making installment payments via ACH in connection with the rollout of Sezzle Up.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with a partner platforms with which we have contractual agreements. Such costs were $1.9 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $3.2 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in costs is related to our increased volume of orders originating from merchants that were referred or are associated with our partnered platforms.

Other costs included in transaction expense were $0.7 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Such costs are comprised of consumer communication costs and consumer and merchant service adjustments. The increase in costs is a result of increased Active Consumers on the Sezzle Platform.

Third-Party Technology and Data

Third-party technology and data costs totaled $1.1 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase in costs is driven by growth in Active Consumers, as well as increases in costs related to fraud prevention, obtaining data related to failed loan applications, connecting consumer bank accounts to the Sezzle Platform, and software used by our employees in the ordinary course of business.

Marketing, Advertising, and Tradeshows

Marketing, advertising, and tradeshow costs increased to $1.9 million for the three months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020. Such costs increased to $3.4 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020. The increase in costs are a result of increased initiatives in digital advertising, to co-market the Sezzle brand with our merchants, and for expenses related to various social media promotional campaigns.

General and Administrative

General and administrative costs increased to $3.9 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020. The increase in costs for the three months ended June 30, 2021 and 2020 is primarily due to third-party implementation costs paid to merchants, legal fees in connection to filing with the Securities and Exchange Commission, other public company reporting costs in connection with our listing on the Australian Securities Exchange, and charitable contributions.

Such costs increased to $6.3 million for the six months ended June 30, 2021, compared to $1.7 million for the six months ended June 30, 2020. The increase in costs for the six months ended June 30, 2021 and 2020 is primarily due to the reasons listed above, in addition to legal fees in connection with the closing of our line of credit and the completion of our 2020 financial statement audit.

Provision for Uncollectible Accounts

Total provision for uncollectible accounts was $13.8 million for the three months ended June 30, 2021, compared to $2.3 million for the three months ended June 30, 2020. Such costs were $22.4 million for the six months ended June 30, 2021, compared to $5.1 million for the six months ended June 30, 2020. As a percentage of Sezzle Income, the provision for uncollectible accounts was 57.3% and 21.2% for the three months ended June 30, 2021 and 2020, respectively, and 48.3% and 28.7% for the six months ended June 30, 2021 and 2020, respectively. In the first half of 2020, we had a relatively low provision for uncollectible accounts as a result of: (a) our tightening of credit to consumers as an initial response to COVID-19, and (b) overall improved collections driven in part by the U.S. government stimulus offered to many of our consumers through the CARES Act. Beginning in the second half of 2020 and continuing into the first half of 2021, we’ve continued to perform universe expansion testing with our new enterprise merchants, which allowed us to test various credit underwriting strategies on larger merchants—resulting in higher provisions. Additionally, our non-integrated product offerings have resulted in higher loss rates in the first half of 2021. Such increases in loss rates during the first quarter of 2021 were offset with the stimulus checks offered through the American Rescue Plan Act of 2021. These factors are the primary reasons for the increase in our provision for uncollectible accounts, along with increases in UMS and Active Consumers.

Net Interest Expense

Net interest expense was $1.2 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. This 39% increase in costs for the six months ended June 30, 2021 and 2020 is a result of increased utilization of our line of credit and an increase in the number of Active Merchants participating in the Merchant Interest Program, offset against the lower borrowing rate on our new line of credit, which went into effect in February 2021. The 17% increase in costs for the three months ended June 30, 2021 and 2020 further show the increased cost effectiveness of our new line of credit.

Income Taxes

Income tax expense for the three and six months ended June 30, 2021 was $22,255 and $40,477, respectively. Such costs were $8,375 for the three and six months ended June 30, 2020. Our effective income tax rate for the three and six months ended June 30, 2021 was 0.1%, consistent with the prior year, is minimal due to a full valuation allowance, and comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of June 30, 2021 and December 31, 2020.

Other Comprehensive Income

We had $368,520 and $3,875 of foreign currency translation adjustments recorded within other comprehensive income for the three months ended June 30, 2021 and 2020, respectively, and $503,451 and $9,885 for the six months ended June 30, 2021 and 2020. Such costs are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We incurred net losses from operating activities for the six months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, we incurred a net loss of $30.4 million and $8.2 million, respectively. As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $60.0 million and working capital of $63.2 million.

We believe our existing cash, cash equivalents, and restricted cash, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

	For the six months ended
	June 30, 2021	June 30, 2020
Net Cash (Used for) Provided from Operating Activities	(5,590,699)	2,527,371
Net Cash Used for Investing Activities	(672,292)	(246,051)
Net Cash (Used for) Provided from Financing Activities	(23,316,704)	16,813,678
Effect of exchange rate changes on cash	502,735	13,509
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,579,695)	19,094,998

Operating Activities

Net cash (used for) provided from operating activities was ($5.6) million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used for operating activities for the six months ended June 30, 2021 is comprised of our net losses totaling $30.4 million, non-cash adjustments of $32.6 million, and changes in operating assets and liabilities of ($7.8) million.

For the six months ended June 30, 2021, significant non-cash adjustments includes provisions for uncollectible notes and other receivables of $24.9 million and equity based compensation and restricted stock vested totaling $6.0 million. Significant changes in operating assets and liabilities includes increases in notes receivable of $41.2 million, due to increased Active Consumers and UMS, and increases in merchant accounts payable of $27.8 million, due to increased Active Merchants and their participation in the Merchant Interest Program.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2021 was $0.7 million, compared to $0.2 million during the six months ended June 30, 2020. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash (used for) provided from financing activities during the six months ended June 30, 2021 was ($23.3) million, compared to $16.8 million during the six months ended June 30, 2020. Significant financing activities during the six months ended June 30, 2021 included a net pay down on our line of credit of ($19.0) million, payments of debt issuance and extinguishment costs totaling ($2.7) million related to the closing of our new revolving credit facility, and the repayment of the principal on our Paycheck Protection Program (PPP) loan of ($1.2) million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable. Our actual results may differ materially from our estimates because of certain accounting policies requiring significant judgment. To the extent that there are material differences between our estimates and actual results, our future consolidated financial statements will be affected.

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for uncollectible accounts, equity-based compensation, income taxes, and internally developed intangible assets. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates.

Receivables and Credit Policy

Notes receivable represent amounts from uncollateralized consumer receivables generated from the purchase of merchandise. The original terms of the notes for the our core product are to be paid back in equal installments every two weeks over a six-week period. We do not charge interest on the notes to consumers. We defer direct note origination costs over the average life of the notes receivable using the effective interest rate method. These net deferred costs are recorded within notes receivable, net on the consolidated balance sheets. Notes receivable are recorded at net realizable value and are recorded as current assets. We evaluate the collectability of the balances based on historical performance, current economic conditions, and specific circumstances of individual notes, with an allowance for uncollectible accounts being provided as necessary.

Other receivables represent the net realizable value of consumer account reactivation fees receivable, merchant accounts receivable, and merchant processing fees receivable. Consumer account reactivation fees receivable, less an allowance for uncollectible accounts, represent the amount of account reactivation fees we reasonably expect to receive from consumers. Receivables from merchants represent amounts merchants owe us relating to transactions placed by consumers on their sites. All notes receivable from consumers, as well as related fees, outstanding greater than 90 days past due are charged off as uncollectible. It is our practice to continue collection efforts after the charge-off date.

Sezzle Income

We receive our income primarily from fees paid by merchants in exchange for our payment processing services. These fees are applied to the underlying sales to consumers passing through the our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Consumer installment payment plans typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. Additionally, consumers may reschedule their initial installment plan by delaying payment for up to two weeks, for which we generally earn a rescheduled payment fee. The total of merchant fees and rescheduled payment fees, less note origination costs, are collectively referred to as Sezzle income within the consolidated statements of operations and comprehensive loss. Sezzle income is initially recorded as a reduction to notes receivable, net within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method.

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of non-statutory stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes option valuation model. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of the our common stock and is based on the historical volatility of both its common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units that vest based on service conditions is based on the fair market value of the our common stock on the date of grant. The expense associated with equity-based compensation is recognized over the requisite service period using the straight-line method. We issue new shares upon the exercise of stock options and vesting of restricted stock units.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance is recorded against the our deferred tax assets.

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. To date we have not recorded any liabilities for uncertain tax positions.

New Accounting Pronouncements

We do not expect any recent accounting pronouncements issued during the six months ended June 30, 2021 to have a material effect on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our performance and the performance of our subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Sezzle is exposed to market risks during its ordinary course of business. Market risk represents the risk of loss that may impact the Company’s financial position due to adverse changes in financial market prices, interest rates, and foreign currency exchange rates. Sezzle’s primary risk exposure is the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Sezzle’s cash, cash equivalents, and restricted cash as of June 30, 2021 were primarily held in checking, savings, and money market accounts. As of June 30, 2021, the Company has $2.0 million of cash equivalents invested in money market funds. The fair value of Sezzle’s cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

Sezzle’s line of credit accrues interest at a floating rate based on a formula tied to the London Inter-Bank Offered Rate (LIBOR). A 0.1 percentage point increase or decrease in LIBOR would not have a material affect on Sezzle’s accrued interest due to a LIBOR floor clause stipulated in the agreement. In 2017, the United Kingdom's Financial Conduct Authority announced the intent to phase out LIBOR by the end of 2021. As a result, Sezzle may be required to amend its contracts that use LIBOR as a benchmark, but it does not expect these changes to have a material impact on its financial statements, liquidity and access to capital markets.

Foreign Currency Risk

The Company has operations in the United States, Canada, India, and Europe. Operations in Canada are becoming more substantial to the business overall, and changes in the foreign currency exchange rate between the U.S. Dollar and the Canadian Dollar may impact the Company’s consolidated balance sheets. Based on the Company’s consolidated balance sheets as of June 30, 2021, a 1% change in the actual exchange rates between the U.S. Dollar and the Canadian Dollar during the six months ended June 30, 2021 would increase or decrease other comprehensive income by approximately $65,000. Operations in India and Europe are not significant, and changes in the foreign currency exchange rate between the U.S. Dollar and the Indian Rupee or the Euro would not have a material affect on the Company’s consolidated balance sheets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2021, management identified certain deficiencies in the design and implementation of our disclosure controls and procedures. The deficiencies primarily relate to inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. These deficiencies mean that it is possible that our business process controls that depend on data and information from the affected information technology systems could be adversely affected. Because of the deficiencies in our reporting system, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021. After consideration of these deficiencies, the Chief Executive Officer and Chief Financial Officer have concluded the interim consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

We are implementing measures to ensure that the deficiencies in our disclosure controls and procedures are remediated. These remediation actions include (i) implementing additional internal reporting capabilities that allow for validation of the completeness and accuracy of key reports utilized in the financial reporting process; (ii) engaging additional personnel to aide in timely validation of the completeness and accuracy of the impacted key reports and (iii) engaging additional external advisors and resources to aide in the design of our disclosure controls to ensure the completeness and accuracy of internal reporting capabilities. While we believe that implementing these measures will improve the effectiveness of our disclosure controls over financial reporting, additional time is needed for us to be able to conclude through testing that the affected controls are designed and implemented effectively. We may conclude that additional measures may be required to remediate the deficiencies in our disclosure controls and procedures, which may require additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, during the six months ended June 30, 2021, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive loss, or cash flows.

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Risk Factors”. If any of these risks actually occur, our business, financial condition, or results of operations would likely be materially and adversely affected. In such case, the trading price of our common stock would likely decline, and you may lose all or part of your investment. These risks include, but are not limited to, the following:

Risks Related to Our Industry

•The BNPL industry may become subject to increased regulatory scrutiny.
•We operate in a highly competitive industry.
•Our success is subject to macro-economic conditions that have an impact on consumer spending.
•Our industry may be subject to negative publicity.

Risks Related to Our Strategy and Growth

•We are an early-stage financial technology company with a limited operating history and a history of operating losses.
•Our business depends on our ability to increase our merchant network, our base of consumers and UMS.
•Our ability to effectively manage growth.
•Our ability to maintain market share.
•We may not be able to sustain our growth rate.
•Our ability to comply with business and regulatory risks associated with international expansion of our operations.
•We may require additional capital to grow.

Risks Related to Our Financing Program

•Consumers may not treat their BNPL product loans with the same significance as other financial obligations.
•Merchants may fail to fulfill their obligations to consumers or comply with applicable law.
•Internet-based loan origination processes may give rise to greater risks than paper-based processes.
•Exposure to consumer bad debts and insolvency of merchants may adversely impact our financial success.
•Our ability to comply with the applicable requirements of payment processors.

Risks Related to Our Technology and the Sezzle Platform

•The integration, support and prominent presentation of our platform by our merchants.
•Unanticipated surges or increases in transaction volumes.
•The occurrence of data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, natural disasters, or similar disruptions.
•Real or perceived software failures or outages.
•Disruption in service on our platform that prevents us from processing transactions.
•Fraudulent activities occurring on our platform.

Other Risks Related to Our Business

•The failure of key vendors or merchants to comply with legal or regulatory requirements or to provide various services that are important to our operations.
•The loss of key partners and merchant relationships.
•Changes in market interest rate and the replacement of LIBOR.
•Exchange rate fluctuations in the international markets in which we operate.
•Our ability to protect our intellectual property rights.
•The loss of licenses or any quality issues with third-party technology that support our business operations or are integrated with our products or services.
•Our inability to retain employees or recruit additional employees.

Risks Related to Our Regulatory Environment

•The costs of complying with various laws and regulations applicable to the BNPL industry in the United States and Canada.
•We are subject to various laws in the United States and Canada concerning lending programs, consumer finance and consumer protection and in other jurisdictions into which we are expanding.
•Litigation, regulatory actions, and compliance issues could subject us to increased costs.
•Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and prospects, or otherwise harm our business.
•Failure to operate without obtaining necessary licenses.
•Violating applicable state lending or other laws.

Risks Related to Our Corporate Structure

•Our existing major stockholders own a large percentage of our stock and can exert significant influence over us.
•As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose or that producing a positive effect for society will benefit us.
•As a public benefit corporation, our focus on a public benefit purpose may negatively impact our financial condition.
•Our directors have a fiduciary duty to consider our specific public purpose and the interests of other stakeholders affected by our actions.
•Increased derivative litigation concerning our duty to balance stockholder and public benefit interest.
•Our ability to maintain our certification as a B Corporation or our publicly reported B Corporation score declines, our reputation could be harmed and our business could be adversely affected.

Risks Related to Our Industry

The BNPL industry may become subject to increased regulatory scrutiny, and our failure to manage our business to comply with new regulations would materially and adversely affect our business, results of operations and financial condition.

There has recently been an increased focus and scrutiny by regulators in various jurisdictions with respect to BNPL arrangements, including in those jurisdictions in which we operate. There is potential that we may become subject to additional legal or regulatory requirements if laws or regulations change in the future, the interpretation of laws and regulations changes in the future, industry standards for BNPL arrangements change in the future, or regulators more heavily scrutinize BNPL arrangements. This increased risk may relate to state lending licensing or other state licensing or registration requirements, regulatory requirements concerning BNPL arrangements, consumer protection or consumer finance matters, or similar limitations on the conduct of our business. There is a risk that additional or changed legal, regulatory and industry compliance standards may make it economically unfeasible for us to continue to operate, or to expand in accordance with our strategy. This would likely have a material adverse effect on our business, results of operations and financial condition, including by preventing our business from reaching sufficient scale.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects.

We operate in a highly competitive and dynamic industry with a low barrier to entry, which makes increased competition more likely. Our technology platform faces competition from a variety of businesses and new market entrants, including competitors with BNPL products and those who enable transactions and commerce via digital payments.

Despite any competitive advantage we may have, there is always a risk of new entrants in the market, which may disrupt our business and decrease our market share. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our products. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We face competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish our platform, and products and services, from those of our competitors.

Some of our competitors are substantially larger than we are, which gives those competitors advantages we do not have, such as a more diversified product, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, the ability to acquire competitors, broad-based local distribution capabilities, and lower-cost funding. Our competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market. Further, consumers’ increased usage of BNPL platforms in recent years may encourage more of such competitors that may be in a better position, due to financial and other resources, to attract merchants and customers to their platforms.

Increased competition, particularly for large, well-known merchants, has in the past resulted and will result in the need for us to alter the pricing we offer to merchants. If we are unable to successfully compete, the demand for our platform and products could stagnate or substantially decline, and we could fail to retain or grow the number of consumers or merchants using our platform, which would reduce the attractiveness of our platform to other consumers and merchants, and which would materially and adversely affect our business, results of operations, financial condition, and prospects.

Economic conditions may adversely impact consumer demand for the merchandise and products on our platform, which could adversely impact our business, results of operations and financial condition.

Our business depends on consumers transacting with merchants, which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by economic conditions such as unemployment, consumer confidence, economic recessions, consumer debt, the availability of consumer credit, inflation and deflation, currency exchange rates, taxation, fuel and energy prices and interest rates, downturns or extended periods of uncertainty or volatility, all of which may influence consumer spending. In weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase merchandise by utilizing our services. Alternatively, consumers may purchase merchandise but become unable to repay loans, which would result in an increase of loans that will not be paid on time or at all. Furthermore, the COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. and global economy and the communities in which we operate. While the COVID-19 pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, any prolonged economic downturn with sustained high unemployment rates would lead to decreased retail consumption and may materially decrease our transaction volume or increase defaults and delinquencies.

Some of our merchants have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects as a result of the COVID-19 pandemic, and the future impact of the COVID-19 pandemic remains uncertain. Such effects, if they continue for a prolonged period, may continue to have an adverse effect on our merchants, and would have a material adverse effect on our business, results of operations, financial condition, and prospects. In the short term, however, we have seen increased Sezzle Income since the outbreak of the COVID-19 pandemic. These results may not be indicative of results for future periods. Some of the increased demand could be due to consumers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely, which increase their propensity to purchase goods over the internet. Our increased Sezzle Income during the COVID-19 pandemic could also be attributable to the timing of tax refunds in the United States and COVID-related stimulus payments. Much is unknown, including the duration and severity of the COVID-19 outbreak, the amount of time it will take for normal economic activity to resume if at all, and future government actions that may be taken, and accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our merchants and partners, which ultimately could result in material adverse effects on our business, results of operations and financial condition.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and prospects.

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or point-of-sale lending platforms in general, the effectiveness of our risk model, the setting and charging of merchant and consumer fees, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our platform or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through our platform or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through our platform or to make payments on their loans. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Risks Related to Our Strategy and Growth

We are an early-stage financial technology company with a limited operating history and a history of operating losses, and we may not achieve profitability in the future.

We are an early stage financial technology company with a limited operating history. Since launching the Sezzle Platform in August 2017, our activities have principally involved raising money to develop our software, products and services (including the Sezzle Platform), as well as adding merchants to the Sezzle Platform and expanding our service offerings to an increasing base of consumers. Similar to many early stage companies, we have incurred losses since our inception. Our reported cumulative losses up to December 31, 2020 were approximately $51.8 million. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract new consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing Sezzle Income sufficiently to offset these higher expenses. We expect to incur additional net losses in the future and may not achieve profitability on a quarterly or annual basis.

Our business depends on our ability to retain and increase our merchant base, our base of consumers and UMS, and any failure to do so may have a material adverse effect on our business and results of operations.

We generate Sezzle Income when consumers pay with Sezzle at checkout in e-commerce transactions with our merchants. If we are not able to continue to retain and grow our merchant network, our base of consumers or volume of transactions, which we measure as UMS, we will not be able to sustain our business. Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue, or UMS, on our platform. We derive Sezzle Income primarily from merchant fees earned from our merchant partners in the form of Merchant Discount Rate, which is generally charged as a percentage of the transaction volume on our platform. If we are not able to continue to retain and grow our consumer base, we will not be able to increase transaction volumes.

Our ability to retain and grow our consumer relationships depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things, the number and variety of merchants and the mix of products available through our platform, our brand and reputation, consumer experience and satisfaction, consumer trust and perception of our solutions, technological innovation, and the type and quality of services and products offered by us and by our competitors.

We will not be able to continue to attract new consumers or grow our business unless we are able to attract additional merchants and to expand revenue and volume of transactions from existing merchants. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; the promotional marketing incentives we may offer; our ability to sustain our value proposition to merchants for consumer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; our availability and prominence as a payment method on e-commerce platforms such as Shopify, WooCommerce, BigCommerce and Wix.com; and our ability to perform under our merchant agreements.

If we fail to maintain our relationships with existing consumers and merchant partners, or if we do not attract a diverse mix of merchant partners or new consumers to our platform, then our business, results of operations, financial condition, and prospects likely would be materially and adversely affected.

If we fail to retain existing merchants or acquire new merchants in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We believe that growth of our business is dependent on our ability to continue to cost-effectively grow our platform by retaining our existing merchants and attracting new merchants. In particular, our partnerships with larger merchants and merchants with a high degree of brand recognition are a key component of our strategy to provide a wide and attractive selection for consumers. If we fail to retain our existing merchants, especially our most popular and larger merchants, or acquire new larger merchants, the value of our platform would be negatively impacted.

We face intense competitive pressure on the fees we charge our merchants, particularly our larger merchants. In order to stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of the Sezzle Platform. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. Market pressures on pricing, incentives, fee discounts, and rebates could moderate our growth. We expect to continue to incur substantial expenses to acquire additional merchants, particularly larger merchants that we believe will make our platform more attractive to consumers. These merchant partnership cost structures may not be cost-effective for us and we cannot assure you that the revenue we generate from the merchants we acquire will ultimately exceed the cost of adding them to our platform. We have entered into merchant agreements that require us to make marketing, incentive or other payments to the merchant over the terms of the agreement, which are typically one to three years. Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the merchant meeting specified criteria, such as achieving volume targets and implementation benchmarks. If we are not able to implement cost savings and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts, and rebates, we may be prevented from reaching profitability.

In addition if we are unable to fulfill our obligations under these merchant agreements, including any payments we have agreed to make with merchants, the merchant may terminate such agreement or determine not to renew and remain on our platform, which could have a negative impact on our business, results of operations and financial condition.

We may not be able to sustain Sezzle Income growth rate, or our growth rate of related key operating metrics, in the future, and failure to effectively manage growth may adversely affect our financial results.

Although we have experienced a period of strong growth in Sezzle Income, UMS, employee numbers and consumers, there can be no assurances that such growth will continue at our current rate or at all. Many factors may contribute to a decline in Sezzle Income growth rate, including increased competition, slowing demand for our products from existing and new consumers, changes in transaction volumes and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. You should not rely on the Sezzle Income or key operating metrics for any prior quarterly or annual period as an indication of our future performance. If Sezzle Income growth rate declines, our results of operations and financial condition could be materially and adversely affected.

In addition, a continuation of this growth in the future could place additional pressures on current management, as well as corporate, operational and finance other resources within our business, and on the infrastructure supporting the Sezzle Platform. Failure to appropriately manage growth could result in failure to retain existing consumers and attract new consumers, as well as contract with new merchants, which could adversely affect our operating results and financial condition.

If we fail to promote, protect, and maintain our brand in a cost-effective manner, we may lose market share and our results of operations and financial condition may be negatively impacted.

We believe that developing, protecting, and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing merchants and consumers to our platform. As competition intensifies, we believe that positive consumer recognition is an important factor in our financial performance. We cannot guarantee that our brand development strategies will accelerate the recognition of our brand or increase Sezzle Income. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and incentives and the experience of merchants and consumers. Our brand promotion activities may not result in increased Sezzle Income and, even if they do, any increases may not offset the expenses incurred. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brand, we may lose our existing merchants and consumers to our competitors or be unable to attract new merchants and consumers. Any such loss of existing merchants or consumers, or inability to attract new merchants or consumers, would have a material adverse effect on our business and results of operations.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information via social media could harm our brand or our business, regardless of the information’s accuracy. This could include negative publicity related to our products or services or negative publicity related to actions taken (or not taken) by us or our executives, team members, employees, partner merchants, or other individuals or entities that may be perceived as being associated with us. Such negative publicity may relate to actions taken (or not taken) with respect to social, environmental, and community outreach issues and initiatives, including in connection with our status as a public benefit corporation and our certification as a B Corporation. Our inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could adversely impact our business. In addition, we use social media and other internet-based communications methods to communicate with our end-users, customers, partners and the public in general. Failure to use social media or other internet-based communication methods effectively could lead to a decline in our reputation. Further, laws and regulations, including associated enforcement priorities, rapidly evolve to govern social media platforms and other internet-based communications. Any failure by us or third parties acting at our direction to abide by applicable laws and regulations in the use of social media or internet-based communications could adversely impact our reputation or financial performance or subject us to fines or other penalties. Other risks associated with the use of social media and internet based-communication include improper disclosure of proprietary information, negative comments about our brand, products, or services, exposure of personally identifiable information, fraud, hoaxes, or malicious dissemination of false information.

Moreover, because our brand is directly associated with the brands of so many other companies by virtue of our business model and the integration of our platform with those of our partner merchants, there is a risk that we could be adversely affected by negative publicity that our partner merchants experience and that is beyond our control. The negative publicity could involve any manner of conduct and relate to any number of subjects, and even the mere perception of our involvement could dilute or tarnish or otherwise adversely affect our reputation, and could contribute to diminished financial performance.

There are a number of risks associated with international expansion of our operations that could materially and adversely affect our business.

We operate primarily in the United States and Canada and, as part of our growth strategy, have also commenced operations in India and in certain countries in Europe and are currently beginning our expansion into Brazil. Our ability to grow in new international markets and our business and results of operation could be adversely affected by a number of factors in the future, including:

•the ongoing impact of corporate and government response to the COVID-19 pandemic;
• currency controls, new currency adoptions and repatriation issues;
•changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East and other regions;
•possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;
•reduced or no protection of our intellectual property rights;
•unfavorable tax rules or trade barriers;
•inability to secure, train or monitor international agents;
•conformity of our platform with applicable business customs, including translation into foreign languages and associated expenses;
•potential changes to our established business model;
•the need to support and integrate with local vendors and service providers;
•protection of our platform from cybersecurity threats and data privacy breaches;
•competition with vendors and service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential consumers, merchants and investors in those markets; and
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and consumers and merchants, and the increased travel, infrastructure, and legal and compliance costs associated with international operations.

As a result of the foregoing risks, any existing or potential future international expansion efforts that we may undertake may not be successful, which could materially and adversely impact our business and results of operations.

In addition, international expansion has and will continue to expose us to numerous regulatory risks. In particular, as we expand, changes in the regulatory environment may negatively impact our business. We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, trade regulations, advertising regulations, privacy and cybersecurity laws, wage and hour regulations, anti-money laundering (“AML”) laws and anti-corruption legislation. Certain jurisdictions have taken aggressive stances with respect to such matters and have implemented new initiatives and reforms, including more stringent regulations, disclosure and compliance requirements. The increased costs and resources associated with compliance, as well as any violations of, these regulations and requirements, would likely have a material and adverse impact on our business and results of operations.

The U.S. Foreign Corrupt Practices Act, the Foreign Public Officials Act (Canada), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We operate in certain countries that may be perceived as presenting elevated risk for corruption, such as India, and we will need to adhere to strict policies and procedures to attempt to mitigate those risks. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business and results of operations.

AML laws and related Know-Your-Customer (“KYC”) requirements generally require certain companies to conduct necessary due diligence to prevent and protect against money laundering. Enforcement of applicable AML laws could result in criminal and civil proceedings brought against companies and individuals. We operate in certain jurisdictions such as India, and may expand into other jurisdictions, that may present elevated risk of money laundering activities. Our internal control policies and procedures and other company policies may not always protect us from reckless or criminal acts committed by our employees, consumers, merchants or other third parties with whom we conduct business. Violations of AML laws may result in criminal or civil sanctions, which could have a material adverse effect on our business and results of operations.

Various regulatory agencies demand licensing or other controls in order to operate in each market; such requirements vary country by country, may not be consistent within a single country and are fact dependent. State and local authorities may determine that the nature of our offerings may require different licenses or requirements than the licenses that we have obtained or secured or that we had anticipated needing to obtain or secure. Any delays in securing the necessary licenses or obtaining the necessary approvals could delay our expansion into foreign markets, which would adversely affect our anticipated growth. Further, any licensing violations may result in criminal or civil sanctions, which could have material adverse effects on our business and results of operations.

We intend to grow our business and may require additional capital to do so.

As our current business grows and new lines of business are developed, we may require additional funding to support the provision of installments plans to consumers and working capital. There can be no assurance that such goals can be met without further financing and whether such financing, if necessary, can be obtained on favorable terms or at all.

If we require additional capital to grow our business, we may rely on a combination of funding options including equity and our existing and new revolving credit facilities. An inability to raise capital through the issuance of equity securities or secure funding through new credit facilities, or any increase in the cost of such funding, may adversely impact our ability to grow our business. Failure by us to meet financial covenants under the credit agreement governing our existing revolving credit facility, or the occurrence of other specified events, may lead to an event of default. If an event of default were to occur, we may be required to make repayments under the credit facility in advance of the relevant maturity dates and/or termination of the credit facility, which would likely have an adverse impact on our business, results of operations and financial condition.

Our existing revolving credit facility is secured by our consumer notes receivable we choose to pledge and is subject to covenants. Fifty percent of the total available funding facility ($125,000,000) is committed while the remaining fifty percent is available to us for expanding our funding capacity. Thus, a significant portion of our funding capacity is in part dependent on our accounts receivable, which can be volatile and, at times, at levels low enough to result in our inability to draw down on this part of the credit facility. Any material decrease in our accounts receivable could negatively impact our liquidity, which would have an adverse effect on our business, results of operations, and financial condition. In addition, it is possible that our transaction volume will outpace our ability to finance transactions if we do not have sufficient borrowing capacity under our credit facility, which in turn could result in a material adverse effect on our results of operations and financial condition.

Risks Related to Our Financing Program

Consumers may not view or treat their BNPL product loans as having the same significance as other obligations, and the loans facilitated through our platform are not secured, guaranteed, or insured and involve a high degree of financial risk.

Consumers may not view the BNPL product loans facilitated through our platform as having the same significance as a loan or other credit obligation arising under more traditional circumstances. If a consumer neglects his or her payment obligations on a BNPL product loan facilitated through our platform or chooses not to repay his or her loan entirely, it will have an adverse effect on our business, results of operations, financial condition, prospects, and cash flows.

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third-party, and not backed by any governmental authority in any way. Therefore, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other debt obligations resulting from increases in base lending rates or structured increases in payment obligations. If a consumer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. We may also be required to pay credit card processing costs for transactions that we fail to collect loans on from our consumers. Our originating bank partners could decide to originate fewer BNPL product loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and prospects.

If our merchants fail to fulfill their obligations to consumers or comply with applicable law, we may incur costs.

Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law from time to time, they might not, or a consumer might allege that they did not. This, in turn, can result in claims or defenses against us or any subsequent holder of our installment agreements. One such claim or defense could be pursuant to a term included in our installment agreement, which we refer to as our user agreement, that is pursuant to the Federal Trade Commission’s Holder in Due Course Rule. The term provides that the holder of the consumer credit contract, in our case the user agreement, is subject to all claims and defenses which the debtor could assert against the seller of goods or services that were obtained with the proceeds of the consumer credit contract. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect our reputation with consumers thereby negatively affecting our business. Federal and state regulatory authorities may also bring claims against us, including unfair and deceptive acts or practices (“UDAP”) or unfair, deceptive or abusive acts or practices (“UDAAP”) claims, if we fail to provide consumer protections relating to potential merchants actions or disputes.

Internet-based loan origination processes may give rise to greater risks than paper-based processes.

We use the Internet to obtain application information and distribute certain legally required notices to applicants for loans, and to obtain electronically signed loan documents in lieu of paper documents with tangible consumer signatures. These processes entail additional risks relative to paper-based loan underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that consumers may challenge the authenticity of loan documents or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to the electronic loan documents.

Exposure to consumer bad debts and insolvency of merchants may adversely impact our financial success.

Our ability to generate profits depends on our ability to put in place and optimize our systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. We do not ordinarily perform credit checks on consumers in connection with the application process, unless consumers join our “Sezzle Up” platform to build their credit and boost their spending power. Consumer non-payment is a major component of our expenses at present, and we are exposed to consumer bad debts as a normal part of our operations because we absorb the costs of all uncollectible notes receivables from our consumers. We calculate our provision for uncollectible accounts on notes receivable on an expected loss basis. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of financial and economic disruptions related to the COVID-19 pandemic than is reflected in our historical experience. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to us may materially and adversely impact our results of operations and financial position.

We also have exposure to the potential insolvency of merchants to which we have advanced funds. Exposure occurs in the period of time between the advance of funds to a merchant for a consumer’s purchase of goods, and the retail merchant shipping the goods to the consumer (at which point we are entitled to payment from the consumer). While this period of risk is typically only a short period of time, it is still a period that we are exposed to the risk that merchants will be unable to repay the funds we have advanced to them. As the merchants on our platform continue to grow, so does the amount of funds that may be advanced by us. The failure by merchants to repay these funds may result in a material adverse effect to our results of operations and financial position.

If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We partially rely on card issuers or payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. Some payment processors may also choose not to support BNPL solutions and the credit cards they issue therefore cannot be linked to pay for purchases made through BNPL entities, including Sezzle. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards. PCI DSS sets forth security standards relating to the processing of cardholder data and the systems that process such data, and a failure to adhere to these standards can result in fines, limitations on our ability to process payment cards, and impact to our relationship with our merchant partners and their own ability to comply with PCI DSS.

Risks Related to Our Technology and the Sezzle Platform

Our results depend on integration, support, and prominent presentation of our platform by our merchants.

We use and rely on integration with third-party systems and platforms, particularly websites and other systems of our merchants. The success of our services, and our ability to attract additional consumers and merchants, depends on the ability of our technology and systems to integrate into, and operate with, these various third-party systems and platforms. In addition, as these systems and platform are regularly updated, it is possible that when such updates occur it could cause our services to operate inefficiently. This will likely require us to change the way we operate our systems and platform, which may take time and expense to remedy.

We also depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We do not have any recourse against merchants when they do not prominently present our platform as a payment option. The failure by our merchants to effectively integrate, support, and present our platform would likely have a material adverse effect on our business, results of operations and financial condition.

Unanticipated surges or increases in transaction volumes may adversely impact our financial performance.

Continued increases in transaction volumes may require us to expand and adapt our network infrastructure to avoid interruptions to our systems and technology. Any unanticipated surges or increases in transaction volumes may cause interruptions to our systems and technology, reduce the number of completed transactions, increase expenses, and reduce the level of customer service, and these factors could adversely impact our reputation and, thus, diminish consumer confidence in our systems, which may result in a material adverse effect on our business, results of operations and financial condition.

Data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, natural disasters, or similar disruptions could occur and materially adversely impact our business or ability to protect the confidential information in our possession or control.

Through the ordinary course of business, we collect, store, process, transfer, and use (collectively, “process”) a wide range of confidential information, including personally identifiable information, for various purposes, including to follow government regulations and to provide services to our users and merchants. The information we collect may be sensitive in nature and subject to a variety of privacy, data protection, cybersecurity, and other laws and regulations. Due to the sensitivity and nature of the information we process, we and our third-party service providers are the target of, defend against and must regularly respond to cyberattacks, including from malware, phishing or ransomware, physical security breaches, or similar attacks or disruptions. Cyberattacks and similar disruptions may compromise or breach the Sezzle Platform and the protections we use to try to protect confidential information in our possession or control. Breaches of the Sezzle Platform or other Sezzle systems could result in the criminal or unauthorized use of confidential information and could negatively affect our users and merchants and, because the techniques for conducting cyberattacks are constantly evolving and may be supported by significant financial and technological resources (e.g., state-sponsored actors), we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. These risks also reside with third party service providers and partners with whom we conduct business. Our business could be materially and adversely impacted by security breaches of the data and information of merchants’ and consumers’ data and information, either by unauthorized access, theft, destruction, loss of information or misappropriation or release of confidential data.

These events may cause significant disruption to our business and operations or expose us to reputational damage, loss of consumer confidence, legal claims, civil and criminal liability, constraints on our ability to continue operation, reduced demand for our products and services, termination of our contracts with merchants or third party service providers, and regulatory scrutiny and fines, any of which could materially adversely impact our financial performance and prospects. Any security or data issues experienced by other software companies or third party service providers with whom we conduct business could diminish our customers’ trust in providing us access to their personal data generally. Merchants and consumers that lose confidence in our security measures may be less willing to make payments on their loans or participate in the Sezzle Platform.

In addition, our partners include credit bureaus, collection agencies and banking parties, each of whom operate in a highly regulated environment, and many laws and regulations that apply directly to them may apply directly or indirectly to us through our contractual arrangements with these partners. Federal, state and international laws or regulators, as well as our contractual partners, may require notice in event of a security breach that involves personally identifiable information, and these disclosures may result in negative publicity, loss of confidence in our security measures, regulatory or other investigations, the triggering of indemnification and other contractual obligations, and other adverse effects to our partner ecosystem and operations. We may also incur significant costs and loss of operational resources in connection with remediating, investigating, mitigating, or eliminating the causes of security breaches, cyberattacks, or similar disruptions after they have occurred, and particularly given the evolving nature of these risks, our incident response, disaster recovery, and business continuity planning may not sufficiently address all of these eventualities. The retention and coverage limits in our insurance policies may not be sufficient to reimburse the full cost of responding to and remediating the effects of a security breach, cyberattack, or similar disruption, and we may not be able to collect fully, if at all, under these insurance policies or to ensure that the insurer will not deny coverage as to any future claim.

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and prospects.

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected vulnerabilities, errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third parties, especially when updates or new products or services are released.

Any real or perceived vulnerabilities, errors, failures, bugs, or defects in the software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software we rely on could also subject us to liability claims, impair our ability to attract new consumers, retain existing consumers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and prospects.

We also rely on online payment gateways, banking and financial institutions for the validation of bank cards, settlement and collection of payments. There is a risk that these systems may fail to perform as expected or be adversely impacted by a number of factors, some of which may be outside our control, including damage, equipment faults, power failure, fire, natural disasters, computer viruses and external malicious interventions such as hacking, cyber-attacks or denial-of-service attacks.

Any significant disruption in, or errors in, service on our platform or relating to vendors could prevent us from processing transactions on our platform or posting payments.

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, we source certain information from third parties. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision loan applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce Sezzle Income, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

Fraudulent activities may result in us suffering losses, causing a materially adverse impact to our reputation and results of operations.

We are exposed to risks imposed by fraudulent conduct, including the risks associated with consumers attempting to circumvent our system and repayment capability assessments. There is a risk that we may be unsuccessful in defeating fraud attempts, resulting in a higher than budgeted costs of fraud and consumer non-payment.

We guarantee payment to merchants and accept the responsibility associated with minimizing fraudulent activity and bear all costs associated with such fraudulent activity. Fraudulent activity is likely to result in us suffering losses, which may have a material adverse impact on our reputation and cause us to bear increased costs to rectify and safeguard business operations and our systems against such fraudulent activity. Significant amounts of fraudulent cancellations or chargebacks could adversely affect our business, results of operations or financial condition. High profile or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our consumers and merchants, which could result in a material adverse effect on our business, results of operations and financial condition.

Other Risks Related to Our Business

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations and financial condition.

We have significant vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, cloud-based data storage and other IT solutions, and payment processing, and we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. For example, the Consumer Financial Protection Bureau (“CFPB”) has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract.

In some cases, we may be reliant on one or a limited number of vendors for critical services. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms or at all. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to regulatory enforcement actions, claims from third parties, including our consumers, suffer operational outages, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

The loss of key partners and merchant relationships would adversely affect our business.

We depend on continued relationships with our current significant merchants and partners that assist in obtaining and maintaining our relationships with merchants. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. Our contracts with merchants can be terminated for convenience on relatively short notice by either party, and so we do not have long-term contracted income. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to in-house solutions (including providing a service competitive to us), competitor service providers. Similarly, there is a risk that eCommerce platforms with which we partner (such as Shopify, WooCommerce, BigCommerce and Wix.com) may limit or prevent Sezzle from being offered as a payment option at checkout. We also face the risk that our key partners could become competitors of our business after our key partners determine how we have implemented our model to provide our services.

Although no one merchant accounted for more than 2.0% of Sezzle Income for the year ended December 31, 2020, our business is still in a relatively early stage and merchant income is not as diversified as it might be for a more mature business. The loss of even a small number of our key merchants may have a material adverse effect on our results of operations and financial condition, and may be further exacerbated by an increase in marketing expenses to sign up new merchants to replace those lost, including incentive arrangements spent on lost merchants and new incentive commitments. There is also a risk that key terms with new merchants may be less favorable to us, including terms of pricing, due to unanticipated changes in our market. In addition, the loss of a key merchant may also have a negative impact on our reputation with other merchants and with consumers.

We rely on the accuracy of third-party data, and inaccuracies in such data will lead to reduced Sezzle Income.

We purchase data from third parties that is critical to our assessment of the creditworthiness of consumers before they are either approved or denied funding for their purchase from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, or instead, we may either lose Sezzle Income, or earn Sezzle Income that may lead to a higher incidence of bad debts. Our inability to collect on certain amounts from consumers due to poor creditworthiness or otherwise would likely have a material adverse effect on our results of operations and financial condition.

Changes in market interest rates and the replacement of LIBOR could have an adverse effect on our business.

We offer our merchants an interest bearing program whereby merchants may defer payment from us in exchange for interest. Deferred payments retained in the program bear interest at the LIBOR daily (3 month) rate plus three percent (3.0%) on an annual basis, compounding daily. The weighted average annual percentage yield for the year ended December 31, 2020 was 5.43%. Interest expense associated with the program totaled approximately $1.5 million and $300,000 for the years ended December 31, 2020 and 2019, respectively. In addition, the interest paid on borrowings under our receivable facility are tied to the LIBOR rate. The facility carries an interest rate of LIBOR plus 3.375% and LIBOR plus 10.689% (depending on the lender making the borrowings under the facility). Increased interest rates may adversely impact the amounts we may be required to pay under the merchant interest bearing program and our receivables facility, which as a result could negatively impact our results of operations and financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. Our interest bearing program and receivables facility contemplate a mechanism for replacing LIBOR with a new benchmark rate for outstanding debt under these arrangements. This mechanism is triggered in the event that LIBOR is no longer published or otherwise available as a benchmark for establishing interest rates for loans. Since the conditions for the implementation of this mechanism have not yet been triggered, we cannot determine with certainty what such replacement rate would be. As a result, we cannot reasonably predict the potential effect of a discontinuation or replacement of LIBOR, other reforms or the establishment of alternative reference rates on our business. The discontinuation, reform, or replacement of LIBOR could result in interest rate increases on our funding arrangements, which could adversely affect our operating results and financial condition.

We are exposed to exchange rate fluctuations in the international markets in which we operate.

We operate in Canada and are currently expanding into India, Brazil and parts of Europe, and anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. Currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, results of operations and financial condition. As we expand geographically, we may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks and/or increase our cost of conversion of local currency to U.S. dollar.

Our ability to use certain net operating loss carryforwards and certain other tax attributes may be limited.

Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws), which includes Charles Youakim (our Chief Executive Officer), Paul Paradis (our President) and J P Morgan Nominees Australia Pty Limited (which is controlled by Charles Youakim), that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to certain limitations under Section 382 of the Code. Such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, results of operations, and cash flows.

Our efforts to protect our intellectual property rights may not be sufficient.

Our business depends on our ability to commercially exploit our technology and intellectual property rights, including our technological systems and data processing algorithms. We rely on laws relating to trade secrets, copyright, and trademarks to assist in protecting our proprietary rights. However, there is a risk that unauthorized use or copying of our software, data, specialized technology, trademarks or platforms will occur. In addition, there is a risk that the validity, ownership, registration or authorized use of intellectual property rights relevant to our business may be successfully challenged by third parties. This could involve significant expense and potentially the inability to use the intellectual property rights in question. If an alternative cost-effective solution were not available, there may be a material adverse impact on our financial position and performance. Such disputes may also temporarily adversely impact our performance or ability to integrate new systems, which may adversely impact our income and financial position.

There is a risk that we will be unable to register or otherwise protect new intellectual property rights we develop in the future, or which are developed on our behalf by contractors. In addition, competitors may be able to work around any of our intellectual property rights, or independently develop technologies, or competing payment products or services that are not protected by our intellectual property rights. Our competitors may then be able to offer identical or very similar services or services that are otherwise competitive against those we provide, which could adversely affect our business. We also face risks in connection with our international expansion, including in countries that may have less protection for our intellectual property rights than the United States. We currently hold registered trademarks in the United States, the United Kingdom (“UK”), the European Union and India, and we have pending trademark applications in Canada. There is a risk that our trademarks and other intellectual property rights may not be adequate to protect our brand or proprietary technology or may conflict with the registered trademarks or other intellectual property rights of other companies, both domestically and abroad, which may require us to rebrand our product and service offerings, obtain costly licenses, defend against third-party claims, or substantially change our product or service offerings. Should such risks manifest, we may be required to expend considerable resources and divert the attention of our management, which could have an adverse effect on our business and results of operations.

Our ability to protect our trademarks and other intellectual property may be adversely affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, certain domestic and foreign intellectual property offices have amended their filing requirements and other procedures, including, but not limited to, extending deadlines and waiving fees. These accommodations have not been applied uniformly across all intellectual property offices globally, and the effectiveness and duration of existing action is unclear. Further, the ongoing COVID-19 pandemic has created uncertainty with respect to the uninterrupted operation of domestic and foreign intellectual property offices, which, amongst other things, may cause delayed processing of renewal and application filings. Our inability to establish and maintain current and future trademarks or other intellectual property rights may have an adverse effect on the growth and reputation of our business. Further, the constantly evolving nature of the COVID-19 pandemic may change its effect on our brand and our other intellectual property rights over time in ways that cannot be reasonably anticipated or mitigated. This could have an adverse effect on our business, results of operations, and financial condition.

We may be sued by third parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. There is a risk that third parties may allege that our solutions infringe, misappropriate, or otherwise violate third-party intellectual property or other proprietary rights, and we may become involved in disputes, including actual or threatened litigation, from time to time concerning these rights. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

Given the complex, rapidly changing, and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation, or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies, or other intellectual property (temporarily or permanently), cease offering certain products or services, obtain a license, which may not be available on commercially reasonable terms or at all, or redesign our products or services or functionality therein, which could be costly, time-consuming, or impossible. Moreover, the volume of intellectual-property-related claims, and the mere specter of threatened litigation, could distract our management from the day-to-day operations of our business. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse impact on our operations, reputation, and financial performance. Some of the aforementioned risks of infringement, misappropriation, or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry, and intellectual property portfolio. In addition, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant and result in a material adverse effect on our results of operations and financial condition.

Some aspects of our products and services incorporate open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and prospects.

Some of our systems incorporate and are dependent on the use and development of open source software. Open source software is software licensed under an open source license, which may include a requirement that we make available, or grant licenses to, any modifications or derivative works created using the open source software, make our proprietary source code publicly available, or make our products or services available for free or for nominal amounts. If an author or other third party that uses or distributes such open source software were to allege that we had not complied with the legal terms and conditions of one or more of these open source licenses, we could incur significant legal expenses defending against such allegations, could be subject to significant damages, and could be required to comply with these open source licenses in ways that cause substantial competitive harm to our business.

The terms of various open source licenses have not been interpreted by U.S. and international courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our products or services. In such an event, we could be required to re-engineer all or a portion of our technologies, seek licenses from third parties in order to continue offering our products and services, discontinue the use of our platform in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products and services. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products or services that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we or our third party contractors or suppliers may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which could be materially disruptive to our business.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business, results of operations, financial condition, and prospects. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which could negatively impact our products and services, including by adversely affecting the market’s perception of our products and services, impairing the functionality of our products and services, delaying the launch of new products and services, or resulting in the failure of our products and services, any of which could result in liability to us, our vendors, and our service providers. Further, our adoption of certain policies with respect to the use of open source software may affect our ability to hire and retain employees, including engineers.

Any loss of licenses or any quality issues with third-party technology that support our business operations or are integrated with our products or services could have an adverse impact on our reputation and business.

In addition to open source software, we rely on certain technology that we license from third parties, which we may use to support our business operations and incorporate into our products or services. This third-party technology may currently or could, in the future, infringe, misappropriate, or violate the intellectual property rights of third parties, or the licensors of such technology may not have sufficient rights to the technology they license us in all jurisdictions in which we may offer our products or services. We engage third parties to provide a variety of technology to support our business infrastructure. Any failure on the part of our third-party providers or of our business infrastructure to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a breach in security, or other unanticipated problems could result in interruptions to or delays in to our operations or our products or services. The licensors of third-party technology we use may discontinue their offerings or change the terms under which their technology is licensed. If we are unable to continue to license any of this technology on terms we find acceptable, or if there are quality, security, or other substantive issues with any of this technology, we may face delays in releases of our solutions or we may be required to find alternative vendors or remove functionality from our solutions or internal business infrastructure. In addition, our inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of personal and business information. We could be materially and adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with consumers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to consumers and merchants, inability to attract future consumers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and prospects.

Negative publicity that is accelerated by social media or emergent forms of communication and our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our brand and business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites (such as Facebook, Twitter, Linkedin and Instagram) and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination and given users the ability to organize collective actions more effectively, such as boycotts and other brand-damaging events. Many, if not all, social media platforms immediately publish their participants’ posts, often without filters or checks on the accuracy of the content posted. Any failure to respond quickly and effectively to negative or potentially damaging social media content (especially if it goes “viral”), regardless of the content’s accuracy, could damage our reputation, which in turn could harm our business, prospects, financial condition and results of operations. The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, exposure of personally identifiable information, out-of-date information, fraud, hoaxes, or malicious dissemination of false information and negative comments relating to actions taken (or not taken) with respect to social, environmental and community outreach issues and initiatives. Furthermore, the use of social media by our customers, employees, vendors, merchant partners or other individuals and entities associated with our brand in a negative or damaging way could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and brand and adversely and negatively impact our financial condition and results of operations. This adverse impact may occur whether or not we are directly related to, or otherwise control, the subject matter of the social media attention. Even the mere perception of our involvement could dilute or tarnish or otherwise adversely affect our reputation and brand and could contribute to diminished financial performance.

Our business is subject to the risks of fires, floods, and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, strikes, health pandemics, and similar events. A significant natural disaster in locations in which we have offices or facilities could have a material adverse effect on our business, results of operations, financial condition, and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or an effective recovery plan in certain circumstances, and our business interruption insurance may be insufficient or inadequate to recoup losses that we incur from these occurrences.

The COVID-19 pandemic has impacted our working environment and diverted personnel resources and any prolonged effects of the COVID-19 pandemic may adversely impact our business and operations.

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. In addition, as a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment. and conducting our operations remotely may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may not have adequate insurance to cover losses and liabilities.

We maintain insurance we consider appropriate for our business needs. However, we may not be insured against all risks, either because appropriate coverage is not available or because we consider the applicable premiums to be excessive in relation to the perceived benefits that would accrue. Accordingly, we may not be insured at all or fully insured against all losses and liabilities that could unintentionally arise from our operations. The incurrence of uninsured or partially insured losses or liabilities could have a material adverse effect on our business, results of operations and financial condition.

Any inability to retain our employees or recruit additional employees could adversely impact our financial position.

Our ability to effectively execute our growth strategy depends upon the performance and expertise of our employees. We rely on experienced managerial and highly qualified technical employees to develop and operate our technology and to direct operational employees to manage the operational, sales, compliance and other functions of our business.

There is a risk that we may not be able to attract and retain key employees or be able to find effective replacements in a timely manner. The loss of employees, or any delay in their replacement, could impact our ability to operate our business and achieve our growth strategies, including through the development of new systems and technology. There is a risk that we may not be able to recruit suitably qualified and talented employees in a timeframe that meets our growth objectives. This may result in delays in the integration of new systems, development of technology and general business expansion. There is also a risk that we will be unable to retain existing employees, or recruit new employees, on terms of retention that are as attractive to us as past agreements. Our inability to retain our key employees or recruit additional employees, in particular key employees, would likely have a material adverse effect on our business, results of operation and financial condition.

Risks Related to Our Regulatory Environment

The BNPL industry is subject to various state and federal laws in the United States and federal, provincial and territorial laws in Canada concerning consumer finance, and the costs to maintain compliance with such laws and regulations may be significant.

We are subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Electronic Fund Transfer Act AML laws, the TCPA and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit UDAP or UDAAP. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to us and our products in a manner that we do not currently anticipate. For example, we believe that the virtual card we offer is not a credit card under applicable laws, but the application of those laws could change. While we have developed policies and procedures designed to assist in compliance with laws and regulations applicable to our business, no assurance is given that our compliance policies and procedures will be effective. We may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on our business, results of operations and financial condition.

In Canada, we are subject to a range of federal and provincial laws and regulations including, but not limited to, provincial and territorial consumer finance legislation (including prohibition on late fees, limits on default charges, debt collection laws and requirements), consumer lender licensing or registration laws, consumer contract and credit disclosure laws, credit advertising requirements, e-commerce laws and unfair practices regulation, Canadian sanctions laws, federal and provincial-level private sector privacy laws, federal Canadian anti-spam legislation, federal and provincial human rights legislation, Quebec Charter of French language laws and requirements, and regulation under Payments Canada Rule H1- Pre-Authorized Debit Rules in respect of the acceptance of payments from Canadian bank accounts. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future.

New laws or regulations could also require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply with these new laws or regulations may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly and collect all or a part of the principal of or interest on loans. Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

In the United States, we have certain state lending licenses and other licenses, which subject us to supervisory oversight from these license authorities and periodic examinations. Our business is also generally subject to investigation by regulators and enforcement agencies, regardless of whether we have a license from such authorities. These regulators and enforcement agencies may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us. In the United States, these regulators and agencies at the state level include state licensing agencies, financial regulatory agencies, and attorney general offices. At the federal level in the United States, these regulators and agencies include the Federal Trade Commission (“FTC”), the CFPB, and Financial Crimes Enforcement Network (“FinCEN”), any or all of which could subject us to burdensome rules and regulations that could increase costs and use of our resources in order to satisfy our compliance obligations.

In Canada, we are appropriately licensed as a lender and/or have structured our business activities to avoid a licensing requirement in each of the Canadian provinces that require such licenses. In connection with our business activities, we are also generally subject to consumer protection legislation and other laws and, on that basis, our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

Compliance with these laws and regulations is costly, time-consuming, and limits our operational flexibility. There is also a risk that if we fail to comply with these laws, regulations, and any related industry compliance standards, such failure may result in significantly increased compliance costs, cessation of certain business activities or the ability to conduct business, litigation, regulatory inquiries or investigations, and significant reputational damage.

We are subject to various U.S. federal and state and, in Canada, provincial and territorial consumer protection laws.

We must comply with various regulatory regimes, including those applicable to the protection of consumers in connection with credit transactions. The laws to which we are or may be subject include U.S. federal and state, Canadian provincial and territorial laws and regulations that impose requirements related to financial services, such as loan and consumer contract disclosures and terms, data privacy, credit discrimination, credit reporting, money; and transmission, recordkeeping, debt servicing and collection, and unfair or deceptive business practices.

In addition, in the United States the laws and regulations to which we are subject include:

•TILA and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of their loans and credit transactions, and impose additional requirements for any credit that is accessible by a credit card;
•Section 5 of the Federal Trade Commission Act (“FTCA”), which prohibits UDAP in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits UDAAP in connection with any consumer financial product or service;
•the ECOA and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the FCRA, which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act, which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts;
•the Telephone Consumer Protection Act, which regulates the use of telephone and texting to communicate with customers;
•the CAN-SPAM Act, which regulates the transmittal of commercial email messages;
•the Federal Trade Commission’s Holder in Due Course Rule, and equivalent state laws, which make any holder of a consumer credit contract include the required notice and become subject to all claims and defenses that a borrower could assert against the seller of goods or services;
•the CFPB’s Small Dollar Lending Rule, which requires disclosures related to payments and imposes other requirements for certain consumer loans;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures, including applicable Canadian provincial and territorial e-commerce laws;
•the Military Lending Act and similar state laws, which provide disclosure requirements, substantive conduct obligations, and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents;
•the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties;
•new requirements pursuant to the CARES Act, including requirements relating to collection and credit reporting, though many of the implementing regulations under the CARES Act have not yet been issued;
•the Gramm-Leach-Bliley Act (the “GLBA”), which includes limitations on use and disclosure of nonpublic personal information about a consumer by a financial institution; and
•state privacy and data security laws including, but not limited to, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), and the Virginia Consumer Data Protection Act (“CDPA”) which include limitations and requirements surrounding the use, disclosure, and other processing of certain personal information.

In Canada, the laws and regulations to which we are subject include:

•the Canadian Personal Information Protection and Electronic Documents Act and equivalent provincial privacy laws in the provinces of Alberta, British Columbia and Quebec, each of which includes requirements surrounding the use, disclosure, and other processing of certain personal information about Canadian residents;
•the Canadian Anti-Spam Law, which regulates the transmittal of commercial electronic messages;
•Canada federal and provincial human rights legislation which prohibits discriminatory practices to deny, deny access to, or to differentiate adversely in relation to any individual in respect of the provision of services customarily available to the general public on the basis of a certain prohibited grounds of discrimination (including, but not limited to, race, national or ethnic origin, color, religion, age, sex, sexual orientation, gender identity or expression, marital status, family status, genetic characteristics, among others);
•Canadian provincial consumer protection and cost of credit disclosure laws which include prohibition of late fees, limits on default charges, prohibition of unfair practices, as well as consumer contract disclosure and related process requirements, among other requirements;
•Canadian sanctions laws and related regulations which impose economic or financial sanctions that are administered or enforced from time to time by the Canadian government and prohibit the provision of financial services to certain designated persons with whom dealings are generally prohibited;
•Payments Canada Rule H1- Pre-Authorized Debit Rules in respect of the acceptance of payments from Canadian bank accounts; and
•the Quebec Charter of French Language laws which regulates the language of communication in commerce and business and applies to entities carrying on business in Quebec.

While we have developed policies and procedures designed to assist in compliance with these consumer protection laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could render the loans we make to consumers void or unenforceable and subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.

Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and requirements resulting in increased expenses.

Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. From time to time, we may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators, the FTC, and the CFPB, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

In addition, a number of participants in the consumer finance industry have been and are the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged UDAAP; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Recently, some of our competitors in the BNPL space are subject to ongoing class action litigation, including allegations of unfair business and deceptive practices, and we may become subject to similar types of litigation in the future. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and prospects, or otherwise harm our business.

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices; our processing of personal information; our current or planned business activities; and our ability to transfer data internationally. We also use artificial intelligence and machine learning (“AI/ML”), including for fraud detection and credit risk analysis. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. In addition, future privacy and data protection laws, rules, directives, and regulations may complicate or limit efforts to use data in connection with AI/ML.

Compliance with current or future privacy and data protection laws (including those regarding security breach notification) affecting personal information to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing personal information with third parties or storing personal information), which could materially and adversely affect our financial position and could reduce income from certain business initiatives.

We publicly post policies and documentation regarding our practices concerning the processing of personal information. This publication of our privacy policy and other documentation that provide information about our privacy and security practices is required by applicable law and can subject us to proceedings and actions brought by data protection authorities, government entities, or others (including, potentially, in class action proceedings brought by individuals) if our policies are alleged to be deceptive, unfair, or misrepresentative of our actual practices. Although we endeavor to comply with our published policies and documentation consistent with applicable law, we may at times fail to do so or be alleged to have failed to do so.

We are subject to the GLBA and implementing regulations and guidance thereunder, in addition to applicable privacy and data protection laws in the other jurisdictions in which we carry on business activities or process personal information. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties; and (ii) requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their nonpublic personal information to nonaffiliated third parties (with certain exceptions). Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state UDAAP, financial privacy, security and other laws.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, which became effective on January 1, 2020, and the General Data Protection Regulation (“GDPR”), which regulates the collection and use of personal information of data subjects in the European Union and the European Economic Area (“EEA”). The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain types of personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and private rights of action for data breaches affecting personal information. Meanwhile, the GDPR provides data subjects with greater control over the processing of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions outside the EEA, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. In addition, on November 3, 2020, California voters approved a new privacy law, the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Additionally, on March 2, 2021, the Virginia CDPA was signed into law. The CDPA becomes effective beginning January 1, 2023, and contains similar provisions to the CCPA and CPRA. Most states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. In addition, most industrialized countries have or are in the process of adopting similar data protection laws enforced through data protection authorities. The CCPA, CPRA, CDPA, GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability and may inhibit our operations to the extent that such requirements do not allow international transfers of personal information or otherwise restrict our processing of personal information or the availability of personal information to us.

Our failure, or the failure of any third party with whom we conduct business, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigations, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business or privacy and security practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of cooperation from third parties. We have in the past, and may in the future, receive complaints or notifications from third parties, including individuals, alleging that we have violated applicable privacy and data protection laws and regulations.

Non-compliance could result in proceedings against us by governmental entities, consumers, data subjects, or others. We may also experience difficulty retaining or obtaining new consumers in these jurisdictions due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these consumers pursuant to the terms set forth in our agreements with them.

As we continue to expand our operations internationally and develop new products and features, we may become subject to additional foreign privacy and data protection laws and regulations both in the United States and internationally, which may in some cases be more stringent than the requirements to which we are currently subject or which may inhibit international transfers of data. For example, as we continue to establish our presence in Brazil, we will need to comply with the Brazilian General Data Protection Law. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, and other claims and penalties, we could be required to change our business activities and practices or modify our products or services, any of which could have an adverse effect on our business. Any claims regarding our inability to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable privacy and data protection laws, regulations, contractual requirements, and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business. Privacy and data protection concerns, whether valid or not, may inhibit market adoption of our products and services, particularly in certain industries and jurisdictions. If we are not able to quickly adjust to changing laws, regulations, and standards related to the internet, our business may be harmed.

If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business, results of operations, financial condition, and prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform. In January 2020, we agreed to a consent order with the California Department of Business Oversight (now the California Department of Financial Protection and Innovation) for activities in the state that the Department viewed as requiring a lending license. Pursuant to the consent order, we agreed to pay $282,000 in customer restitution, pay a penalty of $28,200, and obtain a license in order to operate in the state (which we have since obtained). The fine and resources expanded to secure state licenses, including the California license, could negatively impact our primary focus of managing our business and operations.

If loans made by us under our state lending licenses are found to violate applicable state lending and other laws, it could adversely affect our business, results of operations, financial condition, and prospects.

We have obtained lending licenses in certain states such as California, North Dakota, South Dakota, Idaho, Montana and Missouri. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. If the loans we originate pursuant to our state licenses were deemed subject to and in violation of certain state consumer finance or other laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, results of operations, financial condition, and prospects. In addition, we have applied for lending licenses in certain states such as Rhode Island and Louisiana and await a response on the securing of licenses in those states, and we cannot assure you that we will be successful in obtaining state licenses that are currently under review or in process, or that we have not yet been required to apply for.

Risks Related to Our Common Stock

Our existing major stockholders own a large percentage of our stock and can exert significant influence over us.

Our existing major stockholders, particularly Charlie Youakim and to a lesser extent, Paul Paradis, together hold 56.21% of our common stock outstanding as of May 31, 2021 (including shares represented by CDIs), and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders will have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of these existing major stockholders may be different from those of other stockholders.

We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by stockholders. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions.

We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the date of our first sale of our common stock pursuant to an effective registration statement under the Securities Act, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Our failure to timely file the registration statement on Form 10 could result in an SEC enforcement proceeding, which could materially and adversely affect our financial condition and results of operations.

As of December 31, 2019, we may have exceeded $10 million in total assets and 2,000 holders of record of our securities. Therefore, we were required to file a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by April 29, 2020. However, we failed to file the registration statement on Form 10 on a timely basis. While we commenced preparation of the registration statement on Form 10 in June 2020, the filing of such registration statement was further delayed primarily as a result of delays in our ability to complete the audit of our financial statements in compliance with the auditing standards of the PCAOB. Our failure to timely file the registration statement on Form 10 could subject us to a regulatory enforcement proceeding by the SEC, which could result in distractions of our management’s time and attention as well as monetary penalties. There can be no assurance that a regulatory enforcement proceeding, if commenced, would not have a material adverse effect on our financial condition or results of operations.

We incur significant costs and are subject to additional regulations and requirements as a public company in both Australia and the United States, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of ASX. In addition, key members of our management team have limited experience managing a public company.

As a U.S. public company, we incur significant legal, accounting and other expenses that are not incurred by other companies listed solely on the ASX that are not subject to the reporting requirements of the Exchange Act. Compliance with these requirements will continue to place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and rules implemented by the SEC and the ASX. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The ASX requires that we comply with various corporate governance requirements. The expenses generally incurred by U.S. public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements Furthermore, if we are unable to satisfy our obligations as a listed company, we could be subject to delisting of our common stock on the ASX, as well as fines, sanctions and other regulatory action and civil litigation.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company in the United States, being subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors, as well as the interaction of such oversight and reporting obligations with those applicable under ASX listing and regulatory requirements. These new obligations and constituents may require us to employ additional specialized staff and seek advice from third party service provides. They will also require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a U.S. public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the Australian Securities and Investments Commission, the ASX, and other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

If we are not able to maintain sufficient cash funds, we may cease trading on the ASX.

If we are not able to maintain sufficient funds to fund our activities or if ASX considers that our financial position is not adequate to warrant the continued quotation of our CDIs on ASX, ASX may suspend our CDIs from quotation. This would limit our liquidity and, in particular, could harm the ability of CDI holders to liquidate their position in our company. In addition, the value of our company could decline if we are not able to maintain our listing on ASX.

Some provisions of our charter documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Fourth Amended and Restated Certificate of Incorporation (the “Amended Charter”) and our Third Amended and Restated Bylaws (“Amended Bylaws”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•only our chairman of the board of directors, our chief executive officer, our president, or a majority of the board of directors are authorized to call a special meeting of stockholders;

•no provision in our Amended Charter or Amended Bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•our Amended Charter authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•certain litigation against us can only be brought in Delaware.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our Amended Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law, our Amended Charter or our Amended Bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our Amended Charter or our Amended Bylaws, (v) any action governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our Amended Charter also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Amended Charter related to choice of forum. The choice of forum provisions in our Amended Charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or may make such lawsuits more costly for stockholders. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Risks Related to Our Existence as a Public Benefit Corporation and a Certified B Corporation

We operate as a Delaware public benefit corporation. As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.

As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Amended Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.

As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. As we changed our Company charter to become a public benefit corporation in June 2020, we have not yet produced such a report. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by our investors, parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial condition.

Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results, and we may be restricted from pursuing certain growth opportunities to the extent not consistent with our public benefit corporation (or B Corporation) status. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect, or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition. To the extent the market ties our stock price to the results of our business, operations and financial results, such material adverse effects would likely cause our stock price to decline.

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company because our directors have a fiduciary duty to consider not only the stockholders’ financial interests, but also our specific public benefit and the interests of other stakeholders affected by our actions and, therefore, our stockholders’ ability to realize a return on their investments through an acquisition may be limited. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with shareholder value, and stockholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of the company’s outstanding shares) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

If we lose our certification as a B Corporation or our publicly reported B Corporation score declines, our reputation could be harmed and our business could be adversely affected.

Our business model and brand could be harmed if we were to lose our certification as a B Corporation or if state or federal regulators impede or otherwise delay or restrict our ability to make charitable contributions. Certified B Corporation status is a certification by a third-party, B Lab, which requires us to consider the impact of our decisions on our workers, customers, suppliers, community and the environment. We believe that certified B Corporation status has allowed us to build credibility and trust among our customers. Whether due to our choice or our failure to meet B Lab’s certification requirements or our failure to satisfy the re-certification requirements when applying for renewal every three years, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by certified B Corporation. Further, once certified, we must publish our assessment score on our website. Our reputation could be harmed if our publicly reported B Corporation score declines and there is a perception that we are no longer committed to the certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2021, we agreed to sell to a subsidiary of Discover Financial Services (“Discover”) $30,000,000 of our common stock, par value $0.00001 per share (the “Common Stock”), at the price of $6.58 per share, which equates to 4,559,270 shares of Common Stock, which were issued on July 19, 2021. The issuance of the Common Stock was made pursuant to Section 4(a)(2) as a transaction not involving a public offering under the Securities Act of 1933, as amended.

Throughout the three months ended June 30, 2021, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended June 30, 2021, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
April 1, 2021 through April 30, 2021	31,466	$6.94	—	$—
May 1, 2021 through May 31, 2021	17,567	7.35	—	—
June 1, 2021 through June 30, 2021	7,964	6.41	—	—
Total	56,997	$6.56	—	$—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: August 16, 2021	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
Karen Hartje
Chief Financial Officer
(Principal Financial Officer)

Exhibit 31.2
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Charles Youakim, certify that:

1.I have reviewed this Quarterly Report on Form 10-Q of Sezzle Inc.;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 16, 2021

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 31.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Karen Hartje, certify that:

1.I have reviewed this Quarterly Report on Form 10-Q of Sezzle Inc.;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 16, 2021

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

1.the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 16, 2021

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

1.the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 16, 2021

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer