Form 10-Q
period 2021-09-30
Sezzle Inc.
filed 2021-11-15
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.00001 per share, outstanding at October 31, 2021 were 203,875,648.

SEZZLE INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	As of
	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$43,967,044	$84,285,383
Restricted cash, current	2,907,872	4,798,520
Notes receivable, net	113,705,769	80,807,300
Other receivables, net	1,461,558	1,403,306
Prepaid expenses and other current assets	5,009,039	1,705,919
Total current assets	167,051,282	173,000,428
Non-Current Assets
Internally developed intangible assets, net	789,093	537,046
Property and equipment, net	651,597	375,186
Operating right-of-use assets	139,373	145,576
Restricted cash, non-current	20,000	20,000
Other assets	21,413	32,537
Total Assets	$168,672,758	$174,110,773

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$90,735,441	$60,933,272
Operating lease liabilities	105,760	142,743
Accrued liabilities	11,307,410	6,680,870
Other payables	2,742,706	615,839
Total current liabilities	104,891,317	68,372,724
Long Term Liabilities
Long term debt	250,000	1,470,332
Line of credit, net of unamortized debt issuance costs of $1,279,082 and $173,773, respectively	3,720,918	39,826,227
Other non-current liabilities	—	4,483,073
Total Liabilities	108,862,235	114,152,356

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 and 300,000,000 shares authorized, respectively; 204,031,638 and 197,078,709 shares issued, respectively; 203,567,841 and 196,926,674 shares outstanding, respectively	2,036	1,970
Additional paid-in capital	163,246,863	112,640,974
Stock subscriptions: 56,559 and 64,000 shares subscribed, respectively	(38,306)	(69,440)
Treasury stock, at cost: 463,797 and 152,035 shares, respectively	(2,704,954)	(875,232)
Accumulated other comprehensive income	785,599	494,505
Accumulated deficit	(101,480,715)	(52,234,360)
Total Stockholders' Equity	59,810,523	59,958,417
Total Liabilities and Stockholders' Equity	$168,672,758	$174,110,773

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income
Sezzle income	$24,474,900	$13,574,847	$70,460,583	$31,461,964
Account reactivation fee income	4,005,998	2,345,126	11,480,978	5,240,930
Total income	28,480,898	15,919,973	81,941,561	36,702,894

Operating Expenses
Personnel	16,101,023	9,305,227	43,766,412	19,117,630
Transaction expense	11,556,891	6,079,802	29,638,462	14,786,681
Third-party technology and data	1,410,595	631,564	3,680,225	1,488,627
Marketing, advertising, and tradeshows	2,323,145	589,191	5,699,154	1,413,739
General and administrative	4,320,404	1,871,439	10,609,726	3,594,256
Provision for uncollectible accounts	10,456,447	4,480,679	32,880,630	9,615,268
Total operating expenses	46,168,505	22,957,902	126,274,609	50,016,201

Operating Loss	(17,687,607)	(7,037,929)	(44,333,048)	(13,313,307)

Other Income (Expense)
Net interest expense	(1,172,541)	(1,148,508)	(3,752,268)	(3,004,047)
Other income and expense, net	37,223	21,500	(16,682)	(32,511)
Loss on extinguishment of line of credit	—	—	(1,092,679)	—
Loss before taxes	(18,822,925)	(8,164,937)	(49,194,677)	(16,349,865)

Income tax expense (benefit)	11,201	(466)	51,678	7,909

Net Loss	(18,834,126)	(8,164,471)	(49,246,355)	(16,357,774)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(212,357)	10,517	291,094	20,402

Total Comprehensive Loss	$(19,046,483)	$(8,153,954)	$(48,955,261)	$(16,337,372)

Net Losses per Share:
Basic and diluted loss per common share	$(0.09)	$(0.04)	$(0.25)	$(0.09)
Basic and diluted weighted average shares outstanding	202,326,434	192,767,120	199,069,123	183,661,507

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2020	178,931,312	$1,789	$47,154,147	$—	$—	$—	$(19,841,620)	$27,314,316
Equity based compensation	—	—	3,553,790	—	—	—	—	3,553,790
Stock option exercises	932,283	8	153,228	—	—	—	—	153,236
Restricted stock issuances and vesting of awards	125,000	1	236,900	—	—	—	—	236,901
Stock subscriptions receivable related to stock option exercises	180,416	2	8,473	(8,475)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	8,475	—	—	—	8,475
Repurchase of common stock	(35,875)	—	—	—	(231,582)	—	—	(231,582)
Retirement of common stock	(343,750)	(3)	(2,231)	—	—	—	—	(2,234)
Proceeds from issuance of common stock, net of issuance costs	16,289,935	162	57,972,590	—	—	—	—	57,972,752
Foreign currency translation adjustment	—	—	—	—	—	20,402	—	20,402
Net loss	—	—	—	—	—	—	(16,357,774)	(16,357,774)
Balance at September 30, 2020	196,079,321	$1,959	$109,076,897	$—	$(231,582)	$20,402	$(36,199,394)	$72,668,282

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	8,746,439	—	—	—	—	8,746,439
Stock option exercises	1,179,669	11	411,411	—	—	—	—	411,422
Restricted stock issuances and vesting of awards	1,044,164	10	1,980,376	—	—	—	—	1,980,386
Conversion of liability-classified incentive awards to stockholder's equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	169,826	2	177,442	(177,444)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	208,578	—	—	—	208,578
Repurchase of common stock	(311,762)	(3)	—	—	(1,829,722)	—	—	(1,829,725)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	291,094	—	291,094
Net loss	—	—	—	—	—	—	(49,246,355)	(49,246,355)
Balance at September 30, 2021	203,567,841	$2,036	$163,246,863	$(38,306)	$(2,704,954)	$785,599	$(101,480,715)	$59,810,523

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at July 1, 2020	179,249,866	$1,792	$48,737,440	$—	$—	$9,885	$(28,034,923)	$20,714,194
Equity based compensation	—	—	2,052,527	—	—	—	—	2,052,527
Stock option exercises	475,395	4	116,127	—	—	—	—	116,131
Restricted stock issuances and vesting of awards	100,000	1	198,213	—	—	—	—	198,214
Stock subscriptions receivable related to stock option exercises	—	—	—	—	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	—	—	—	—	—
Repurchase of common stock	(35,875)	—	—	—	(231,582)	—	—	(231,582)
Retirement of common stock	—	—	—	—	—	—	—	—
Proceeds from issuance of common stock, net of issuance costs	16,289,935	162	57,972,590	—	—	—	—	57,972,752
Foreign currency translation adjustment	—	—	—	—	—	10,517	—	10,517
Net loss	—	—	—	—	—	—	(8,164,471)	(8,164,471)
Balance at September 30, 2020	196,079,321	$1,959	$109,076,897	$—	$(231,582)	$20,402	$(36,199,394)	$72,668,282

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at July 1, 2021	198,320,795	$1,984	$128,254,415	$(43,993)	$(1,656,684)	$997,956	$(82,646,589)	$44,907,089
Equity based compensation	—	—	4,233,148	—	—	—	—	4,233,148
Stock option exercises	362,369	3	159,998	—	—	—	—	160,001
Restricted stock issuances and vesting of awards	419,558	4	530,591	—	—	—	—	530,595
Conversion of liability-classified incentive awards to stockholder's equity	—	—	—	—	—	—	—	—
Stock subscriptions receivable related to stock option exercises	76,559	1	71,525	(71,526)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	77,213	—	—	—	77,213
Repurchase of common stock	(170,710)	(2)	—	—	(1,048,270)	—	—	(1,048,272)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	(212,357)	—	(212,357)
Net loss	—	—	—	—	—	—	(18,834,126)	(18,834,126)
Balance at September 30, 2021	203,567,841	$2,036	$163,246,863	$(38,306)	$(2,704,954)	$785,599	$(101,480,715)	$59,810,523

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
Operating Activities:
Net loss	$(49,246,355)	$(16,357,774)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	537,826	293,861
Provision for uncollectible accounts	32,880,630	9,615,268
Provision for other uncollectible receivables	4,428,035	1,762,277
Equity based compensation and restricted stock vested	10,726,825	3,790,691
Amortization of debt issuance costs	500,202	312,791
Impairment losses on long-lived assets	5,474	7,850
Loss on extinguishment of line of credit	1,092,679	—
Changes in operating assets and liabilities:
Notes receivable	(65,794,390)	(42,445,378)
Other receivables	(4,486,106)	(1,789,186)
Prepaid expenses and other assets	(3,297,530)	(796,334)
Merchant accounts payable	29,848,199	37,034,661
Other payables	2,135,408	120,942
Accrued liabilities	9,456,969	6,284,030
Operating leases	(30,832)	(26,139)
Net Cash Used for Operating Activities	(31,242,966)	(2,192,440)

Investing Activities:
Purchase of property and equipment	(559,502)	(200,664)
Internally developed intangible asset additions	(515,023)	(234,660)
Net Cash Used for Investing Activities	(1,074,525)	(435,324)

Financing Activities:
Proceeds from long term debt	—	1,220,332
Payments on long term debt	(1,220,332)	—
Proceeds from line of credit	67,666,667	53,650,000
Payments to line of credit	(102,666,667)	(29,100,000)
Payments of debt issuance costs	(1,698,190)	—
Payment of debt extinguishment costs	(1,000,000)	—
Proceeds from stock option exercises	411,422	153,236
Stock subscriptions collected related to stock option exercises	208,578	8,475
Repurchase of common stock	(1,829,725)	(2,234)
Proceeds from issuance of common stock	30,000,000	60,457,256
Costs incurred from issuance of common stock	(2,768)	(2,484,504)
Net Cash (Used for) Provided from Financing Activities	(10,131,015)	83,902,561

Effect of exchange rate changes on cash	239,519	24,788
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,448,506)	81,274,797
Cash, cash equivalents, and restricted cash, beginning of year	89,103,903	36,624,618
Cash, cash equivalents, and restricted cash, end of period	$46,894,916	$117,924,203

Noncash investing and finance activities:
Lease liabilities arising from obtaining right-of-use assets	142,597	—
Conversion of long-term incentive compensation from liability to equity	9,293,035	—
Withholding of restricted stock units to cover employee tax withholding	—	231,582

Supplementary disclosures:
Interest paid	3,611,852	2,709,578
Income taxes paid	4,575	—

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2020 annual consolidated financial statements. Sezzle Income in the fourth quarter has historically been strongest for the Company, in line with consumer spending habits during the holiday shopping season. Operating results reported for the three and nine months ended September 30, 2021 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2021.

Sezzle Inc. (the “Company” or “Sezzle”) uses the same accounting policies in preparing quarterly and annual consolidated financial statements. The consolidated financial statements include all the accounts and activities of Sezzle Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated during consolidation.

Sezzle operates as a single segment that consists primarily of lending to consumers located in the United States and Canada who purchase goods from its affiliated merchants. The Company currently has startup operations in India, Europe, and Brazil. While distinct geographic locations, the operations in both countries are still in an early growth stage. Sezzle’s income and assets are primarily related to operations in North America.

None of the recent accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2021 are within scope for the Company; therefore, it does not expect any of the recent accounting pronouncements issued to have a material effect on the Company’s consolidated financial statements.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet as of September 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $12,035 and $9,996,155 as of September 30, 2021 and December 31, 2020, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

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

Sezzle income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method. Total Sezzle income to be recognized over the duration of existing notes receivable outstanding was $4,536,345 and $3,458,222 as of September 30, 2021 and December 31, 2020, respectively. Total Sezzle income recognized was $24,474,900 and $13,574,847 for the three months ended September 30, 2021 and 2020, respectively, and $70,460,583 and $31,461,964 for the nine months ended September 30, 2021 and 2020, respectively.

Account Reactivation Fee Income

Sezzle also earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts. Account reactivation fee income recognized totaled $4,005,998 and $2,345,126 for the three months ended September 30, 2021 and 2020, respectively, and $11,480,978 and $5,240,930 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and account reschedule fees that Sezzle reasonably expects to collect from its consumers. As of September 30, 2021 and December 31, 2020, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

As of	September 30, 2021	December 31, 2020
Notes receivable, gross	$135,147,310	$95,398,668
Less allowance for uncollectible accounts:
Balance at beginning of year	(11,133,146)	(3,461,837)
Provision	(32,880,630)	(19,587,918)
Charge-offs, net of recoveries totaling $4,479,376 and $648,799, respectively	27,108,580	11,916,609
Total allowance for uncollectible accounts	(16,905,196)	(11,133,146)
Notes receivable, net of allowance	118,242,114	84,265,522
Deferred Sezzle income	(4,536,345)	(3,458,222)
Notes receivable, net	$113,705,769	$80,807,300

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the nine months ended September 30, 2021.

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of September 30, 2021 and December 31, 2020:

As of	September 30, 2021			December 31, 2020
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$112,384,616	$(4,032,714)	$108,351,902	$79,673,073	$(2,692,254)	$76,980,819
Days past due:
1–28	11,088,499	(3,712,417)	7,376,082	9,574,902	(3,616,327)	5,958,575
29–56	5,851,547	(4,051,641)	1,799,906	3,576,255	(2,646,627)	929,628
57–90	5,822,648	(5,108,424)	714,224	2,574,438	(2,177,938)	396,500
Total	$135,147,310	$(16,905,196)	$118,242,114	$95,398,668	$(11,133,146)	$84,265,522

Deferred Sezzle income is comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to Sezzle income on the consolidated statements of operations and comprehensive loss. Sezzle’s notes receivable had a weighted average days outstanding of 34 days, consistent with the prior year’s duration.

Note 5. Other Receivables

As of September 30, 2021 and December 31, 2020, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	September 30, 2021	December 31, 2020
Account reactivation fees receivable, net	$675,320	$804,060
Receivables from merchants	786,238	599,246
Other receivables, net	$1,461,558	$1,403,306

Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that Sezzle reasonably expects to collect from its consumers. As of September 30, 2021 and December 31, 2020, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

As of	September 30, 2021	December 31, 2020
Account reactivation fees receivable, gross	$1,941,884	$1,875,648
Less allowance for uncollectible accounts:
Balance at start of period	(1,071,588)	(483,518)
Provision	(3,433,610)	(2,347,733)
Charge-offs, net of recoveries totaling $935,163 and $71,110, respectively	3,238,634	1,759,663
Total allowance for uncollectible accounts	(1,266,564)	(1,071,588)
Account reactivation fees receivable, net	$675,320	$804,060

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the nine months ended September 30, 2021.

Receivables from merchants primarily represent merchant fees charged, but not yet paid, to the Company. Additionally, during the three months ended September 30, 2021 and 2020, the Company recorded direct write-downs of $539,242 and $110,392, respectively, for uncollectible receivables from merchants, which is included in the provision for uncollectible other receivables. Such write-downs for the nine months ended September 30, 2021 and 2020 were $994,425 and $274,705, respectively.

Note 6. Leases

Sezzle is currently entered into operating leases for its corporate office spaces in the United States, Canada, India, Lithuania, and Brazil. Total lease expense incurred for the three months ended September 30, 2021 and 2020 was $88,958 and $163,546, respectively. Total lease expense incurred for the nine months ended September 30, 2021 and 2020 was $364,384 and $350,515, respectively. Lease expense is recognized within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2021, Sezzle renewed a portion of its operating leases in the United States and Canada, which it had previously determined it was unlikely to renew. As a result, Sezzle recorded an increase in its operating right-of-use assets and its corresponding lease liabilities of $142,597.

The expected maturity of the Company’s operating leases as of September 30, 2021 is as follows:

2021	$37,647
2022	70,388
Interest	(2,275)
Present value of lease liabilities	$105,760

The weighted average remaining term of the Company’s operating leases is 0.7 years and its weighted average discount rate for all operating leases is 4.75%. As of September 30, 2021, Sezzle has not entered into any lease agreements that contain residual value guarantees or financial covenants.

Note 7. Internally Developed Intangible Assets, Property, and Equipment

The Company reviews the carrying value of long-lived assets, which includes property, equipment, and internally developed intangible assets, for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairment losses for the three months ended September 30, 2021 and 2020 were $5,474 and $2,556, respectively. Impairments for the nine months ended September 30, 2021 and 2020 were $5,474 and $7,850, respectively. Impairment costs are recorded within general and administrative operating expenses on the consolidated statements of operations and comprehensive loss.

Note 8. Merchant Accounts Payable

Sezzle offers its merchants an interest bearing program in which merchants may defer payment from the Company in exchange for interest. Merchant accounts payable in total were $90,735,441 and $60,933,272 as of September 30, 2021 and December 31, 2020, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $78,605,159 and $53,528,501 were recorded within the merchant interest program balance as of September 30, 2021 and December 31, 2020, respectively.

Deferred payments retained in the program bear interest at the LIBOR daily (3 month) rate plus three percent (3.0%) on an annual basis, compounding daily. The weighted average annual percentage yield was 3.18% and 4.76% for the three months ended September 30, 2021 and 2020, respectively, and 3.23% and 6.15% for the nine months ended September 30, 2021 and 2020, respectively. Interest expense associated with the program totaled $620,353 and $441,986 for the three months ended September 30, 2021 and 2020, respectively, and $1,666,420 and $1,063,182 for the nine months ended September 30, 2021 and 2020, respectively.

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

Note 9. Line of Credit

On February 10, 2021, Sezzle entered into an agreement with Goldman Sachs Bank USA (the ‘Class A’ senior lender), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the ‘Class B’ mezzanine lenders) for a $250,000,000 receivables funding facility. The funding facility has a maturity date of June 12, 2023 (a 28-month term from the agreement date). Fifty percent of the total available funding facility ($125,000,000) is committed while the remaining fifty percent is available to the Company for expanding its funding capacity. The loan agreement is subject to both affirmative and negative covenants. The Company had an outstanding line of credit balance of $5,000,000 as of September 30, 2021 and is recorded within line of credit, net, as a non-current liability on the consolidated balance sheets.

The agreement is secured by the Company’s consumer notes receivable it chooses to pledge. Borrowings are generally based on 90% of eligible notes receivable pledged, or 85% if the weighted average FICO scores of the pledged receivables fall below 580. Eligible notes receivable are defined as notes receivable from consumers in the United States or Canada that are less than 15 days past due. As of September 30, 2021, Sezzle had pledged $129,512,429 of its notes receivable. Sezzle had an unused borrowing capacity of $87,769,996 as of September 30, 2021.

The funding facility carries an interest rate of 3-month LIBOR+3.375% and 3-month LIBOR+10.689% (the LIBOR floor rate is set at 0.25%) for funds borrowed from the Class A and Class B lender, respectively. As of September 30, 2021, the weighted average interest rate was 5.250%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically fortnightly. For the three and nine months ended September 30, 2021, interest expense relating to the utilization of the line of credit was $185,035 and $1,172,366, respectively.

Additionally, any unused daily amounts incurred a facility fee at a rate of .50% per annum until May 11, 2021. Beginning May 11, 2021, the facility fee rate became variable, dependent on the percentage of the line of credit utilized. If less than one-third of the facility is used, the rate is .65% per annum; if between one-third and two-thirds of the facility is used, the rate is .50% per annum; and if more than two-thirds of the facility is used, the rate is .35% per annum.

In the event of a prepayment due to a broadly marketed and distributed securitization transaction with a party external to the agreement, an exit fee of 0.75% of such prepaid balance will be due to the lender upon such transaction. Additionally, the Company paid a $1,000,000 termination fee to exit its previous loan agreement.

For the three and nine months ended September 30, 2021, amortization expense recorded for debt issuance costs on the line of credit totaled $189,727 and $500,202, respectively. Total cash payments for debt issuance costs relating to the new line of credit were $1,698,190 as of September 30, 2021.

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

Note 11. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for co-branded marketing and advertising costs. During the three and nine months ended September 30, 2021, the Company entered into agreements that stipulate Sezzle will commit to spend up to approximately $1 million and $36 million, respectively, in marketing and advertising spend. Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks.

Expenses incurred relating to these agreements totaled $1,611,495 and $323,044 for the three months ended September 30, 2021 and 2020, respectively, and $4,071,057 and $656,609 for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included within marketing, advertising, and tradeshows expenses in the consolidated statements of operations and comprehensive loss. Sezzle had approximately $442,000 and $211,000 recorded as a prepaid expense in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Note 12. Short and Long–Term Incentive Plans

In May 2020, the Company adopted a short-term incentive compensation program for its employees and executives. The program is based on achievements where individuals will be compensated for Company-wide and individual and/or team performance for the fiscal year. Measurement of compensable amounts is determined at the end of the year and payouts to individuals will be made in the form of restricted stock units in the following year. As of September 30, 2021, the Company has accrued a total of $4,098,230 for this program, compared to $2,133,806 as of December 31, 2020, which is recorded in accrued liabilities on the consolidated balance sheets.

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

Total expense recognized related to compensation under the LTIP program was $1,202,057 and $2,917,633 for the three months ended September 30, 2021 and 2020, respectively, and $6,059,178 and $3,548,105 for the nine months ended September 30, 2021 and 2020, respectively. The compensable amounts under the LTIP to executive board members are subject to shareholder approval. On June 10, 2021, the Company received shareholder approval to grant the LTIP awards to executive board members. Upon this approval, the Company remeasured the fair value of the awards and reclassified the awards from other long-term liabilities to stockholder’s equity. The total fair value reclassified from liability to stockholder’s equity was $9,293,035 as of June 10, 2021.

Note 13. Stockholders’ Equity

On July 14, 2021, Sezzle agreed to issue Discover Financial Services LLC (“Discover”) $30,000,000 of the Company’s common stock at a price of $6.58 per share (A$8.83), which was completed on July 19, 2021. The proceeds from this sale were offset with issuance costs totaling $2,768.

Note 14. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given the Company is in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the three and nine months ended September 30, 2021 and 2020.

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

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of September 30, 2021, our platform has supported the business growth of 44,400 Active Merchants while serving 3.2 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchant partners, consumers, employees, communities and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 49 times per year based on the transaction activity during the rolling twelve months ended September 30, 2021, although historical transaction activity is not an indication of future results.

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 82% and 83% of our Total Income for the three and nine months ended September 30, 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. We added 4,100 and 17,700 Active Merchants during the three and nine months ended September 30, 2021, respectively, totaling 44,400 Active Merchants on the platform at the end of the same period. Although for the three and nine months ended September 30, 2021, we did not currently depend on any one merchant for more than 10% of Merchant-related fees, our business is still at a relatively early stage and our merchant revenue is not as diversified as it might be for a more mature business.

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

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We have developed new offerings such as Sezzle Spend to enable our merchants to offer rewards and promotions to new consumers. We have consistently added Active Consumers each quarter since our inception, while the number of transactions per Active Consumer has typically increased each quarter as well. We added 309,000 and 962,000 Active Consumers during the three and nine months ended September 30, 2021, respectively, totaling 3,193,000 Active Consumers on the platform at the end of the same period. In addition, we realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 49 times per year based on the transaction activity during the rolling twelve months ended September 30, 2021, although historical transaction activity is not an indication of future results.

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

For the three months ended September 30, 2021 and 2020, UMS totaled $460.7 million and $228.2 million, respectively, which is an increase of 102%. For the nine months ended September 30, 2021 and 2020, UMS totaled $1.2 billion and $535.6 million, respectively, which is an increase of 133%. The growth in UMS is driven by our continued improvements in growing our Active Merchant and Active Consumer base, year over year.

Active Merchants and Active Consumers

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of September 30, 2021, we had 44,400 Active Merchants, an increase of 10% when compared to the 40,300 Active Merchants as of June 30, 2021, and an increase of 66% when compared to the 26,700 Active Merchants as of December 31, 2020. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. Active Consumers increased 11% to 3,193,000 as of September 30, 2021, compared to 2,884,000 Active Consumers as of June 30, 2021. Active Consumers increased by 43% when compared to our 2,231,000 Active Consumers as of December 31, 2020.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

Total income is comprised of Sezzle income and account reactivation fees. Sezzle income for the three months ended September 30, 2021 and 2020 totaled $24.5 million and $13.6 million, respectively, which is an increase of 80.3%. Sezzle income for the nine months ended September 30, 2021 and 2020 totaled $70.5 million and $31.5 million, respectively, which is an increase of 124.0%. This increase compared to the prior comparative period is driven by growth in Underlying Merchant Sales. The breakout of Sezzle income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Merchant fees	$23,390,288	$12,978,665	$67,802,918	$30,422,347
Consumer reschedule fees	1,234,794	699,202	3,153,121	1,476,284
Direct note origination costs	(150,182)	(103,020)	(495,456)	(436,667)
Sezzle income	$24,474,900	$13,574,847	$70,460,583	$31,461,964

Merchant fees totaled $23.4 million and $13.0 million for the three months ended September 30, 2021 and 2020, respectively, or 95.6% of Sezzle income for both periods. For the nine months ended September 30, 2021 and 2020, merchant fees totaled $67.8 million and $30.4 million, respectively, or 96.2% and 96.7% of Sezzle income, respectively. The decrease in merchant fees as a percentage of Sezzle income during the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, was due to a greater share of transactions taking place with enterprise merchants who have a lower Merchant Discount Rate in the current year, and as a result of higher rates of account reschedule fee forgiveness during the prior year in connection with the economic conditions surrounding the onset of the COVID-19 pandemic.

Total account reactivation fee income recognized totaled $4.0 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $11.5 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively. Account reactivation fees as a percentage of total income was 14.1% and 14.7% for the three months ended September 30, 2021 and 2020, respectively, and 14.0% and 14.3% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in this metric during the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 was due to changes in our account reactivation fees assessment policy.

Personnel

Personnel costs increased by 73.0% to $16.1 million for the three months ended September 30, 2021, from $9.3 million for the three months ended September 30, 2020. Personnel costs increased by 128.9% to $43.8 million for the nine months ended September 30, 2021, from $19.1 million for the nine months ended September 30, 2020. The increase in personnel costs is primarily due to our overall growth in employee headcount.

Recorded within personnel, equity and incentive–based compensation totaled $5.4 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively, which is a 9.3% increase. Despite increasing the amount of employees being offered equity and incentive-based compensation, the smaller year-over-year increase relative to total personnel cost growth during the three months ended September 30, 2021 was attributable to higher prior period expenses associated with our long-term incentive program as a result of changes in our stock price during the three months ended September 30, 2020.

During the nine months ended September 30, 2021 and 2020, equity and incentive–based compensation totaled $17.6 million and $8.1 million, respectively, which is an 117.1% increase. The overall increase in equity and incentive–based compensation for the nine months ended September 30, 2021 was a result of more employees being offered equity and incentive–based compensation throughout 2021. Included within equity and incentive–based compensation is long-term incentive plan expenses of $6.1 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Transaction Expense

Transaction expenses were $11.6 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, and $29.6 million and $14.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Payment processing costs were $8.6 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $22.1 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. These 80.8% and 94.1% increases in costs for the three and nine months ended September 30, 2021 and 2020, respectively, are primarily driven by the increase in volume of orders transacted by consumers and the related processing of payments associated with those orders.

Overall, average per-order processing fee costs have decreased compared to the prior comparative period due to a larger portion of our consumers making installment payments via ACH in connection with the rollout of Sezzle Up, in addition to transaction processing rate discounts as a result of higher payment volumes.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with a partner platforms with which we have contractual agreements. Such costs were $1.4 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in costs is related to our increased volume of orders originating from merchants that were referred or are associated with our partnered platforms.

Other costs included in transaction expense were $1.6 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Such costs are comprised of consumer communication costs and consumer and merchant service adjustments. The increase in costs is a result of increased Active Consumers on the Sezzle Platform.

Third-Party Technology and Data

Third-party technology and data costs totaled $1.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in costs is driven by growth in Active Consumers, as well as increases in costs related to fraud prevention, obtaining data related to failed loan applications, connecting consumer bank accounts to the Sezzle Platform, and software used by our employees in the ordinary course of business.

Marketing, Advertising, and Tradeshows

Marketing, advertising, and tradeshow costs increased to $2.3 million for the three months ended September 30, 2021, compared to $0.6 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, marketing, advertising, and tradeshow costs increased to $5.7 million, compared to $1.4 million for the nine months ended September 30, 2020. The increase in costs are a result of additional initiatives to co-market the Sezzle brand with our merchants and digital advertising.

General and Administrative

General and administrative costs increased to $4.3 million for the three months ended September 30, 2021, compared to $1.9 million for the three months ended September 30, 2020. The increase in costs for the three months ended September 30, 2021 and 2020 is primarily due to third-party implementation costs paid to merchants, legal and compliance fees, and recruiting expenses.

General and administrative costs increased to $10.6 million for the nine months ended September 30, 2021, compared to $3.6 million for the nine months ended September 30, 2020. The increase in costs for the nine months ended September 30, 2021 and 2020 is primarily due to the previously listed reasons, in addition to legal fees in connection with the closing of our line of credit and the completion of our 2020 financial statement audit.

Provision for Uncollectible Accounts

Total provision for uncollectible accounts was $10.5 million for the three months ended September 30, 2021, compared to $4.5 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, total provision for uncollectible accounts were $32.9 million, compared to $9.6 million for the nine months ended September 30, 2020. As a percentage of Sezzle Income, the provision for uncollectible accounts was 42.7% and 33.0% for the three months ended September 30, 2021 and 2020, respectively, and 46.7% and 30.6% for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2020, we had a relatively lower provision for uncollectible accounts as a result of: (a) our tightening of credit to consumers as an initial response to COVID-19; and (b) overall improved collections driven in part by the U.S. government stimulus offered to many of our consumers through the CARES Act. This lower provision was offset by increased losses during the three months ended September 30, 2020 associated with testing various credit underwriting strategies with our enterprise merchants.

During the nine months ended September 30, 2021, our provision increased as a result of our continued testing of credit line assignment strategies and non-integrated product offerings with enterprise merchants resulting in higher loss rates. During the third quarter, we tightened up our credit to consumers after concluding our testing of credit line assignment strategies. In addition, we improved recoveries during the third quarter to mitigate the higher losses in the first half of 2021, which resulted in lower provision rates. Other factors that contributed to our provision for uncollectible accounts during the nine months ended September 30, 2021 include increases in UMS and Active Consumers, which led to increased total expenses, and the stimulus checks offered through the American Rescue Plan Act of 2021, which resulted in decreased total expenses.

During the three months ended September 30, 2021, we began to see increased loss rates associated with first payments made via ACH, and in response in September we began requiring a debit or credit card on file to make the initial installment payment when selecting to pay via ACH in order to reduce losses.

Net Interest Expense

Net interest expense was $1.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.8 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. This 24.9% increase in costs for the nine months ended September 30, 2021 and 2020 is a result of our line of credit and a higher average balance in the Merchant Interest Program during the current year, offset against the lower borrowing rate on our new line of credit, which went into effect in February 2021, and a lower interest rate on balances in the Merchant Interest Program during the current year. The 2.1% increase in costs for the three months ended September 30, 2021 and 2020 further show the increased cost effectiveness of our new line of credit and the lowering of our Merchant Interest Program interest rate.

Income Taxes

Income tax expense (benefit) for the three months ended September 30, 2021 and 2020 was $11,201 and ($466), respectively. During the nine months ended September 30, 2021 and 2020, income tax expense was $51,678 and $7,909, respectively. Our effective income tax rate for the three and nine months ended September 30, 2021 was 0.1%, consistent with the prior year, is minimal due to a full valuation allowance, and comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of September 30, 2021 and December 31, 2020.

Other Comprehensive Income (Loss)

We had ($212,357) and $10,517 of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended September 30, 2021 and 2020, respectively, and $291,094 and $20,402 for the nine months ended September 30, 2021 and 2020. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We incurred net losses from operating activities for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, we incurred a net loss of $49.2 million and $16.4 million, respectively. As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $46.9 million and working capital of $62.2 million. Additionally, we had an unused borrowing capacity on our line of credit of $87.8 million as of September 30, 2021, compared to $3.1 million as of September 30, 2020.

We believe our existing cash, cash equivalents, and restricted cash, along with cash flow from operations, will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

	For the nine months ended
	September 30, 2021	September 30, 2020
Net Cash Used for Operating Activities	(31,242,966)	(2,192,440)
Net Cash Used for Investing Activities	(1,074,525)	(435,324)
Net Cash (Used for) Provided from Financing Activities	(10,131,015)	83,902,561
Effect of exchange rate changes on cash	239,519	24,788
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,448,506)	81,274,797

Operating Activities

Net cash used for operating activities was $31.2 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, receipts from consumers totaled $1.152 billion compared with cash payments to merchants of $1.107 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $25.1 million for personnel related expenses, $27.4 million for transaction expenses (primarily payment processing costs), $5.7 million for advertising, marketing and tradeshow related expenses, $3.6 million of interest expense payments, and $14.7 million of cash outflows for third-party technology and other general and administrative expenses.

During the nine months ended September 30, 2020, receipts from consumers totaled $489.0 million compared with cash payments to merchants of $457.4 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $9.5 million for personnel related expenses, $15.0 million for transaction expenses (primarily payment processing costs), $1.4 million for advertising, marketing and tradeshow related expenses, $2.7 million of interest expense payments, and $5.2 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers (to merchants) for the nine months ended September 30, 2021 and 2020 was $45.3 million and $31.7 million, respectively. Payments to merchants are growing at a faster rate than receipts from consumers due to a higher proportion of our merchants being enterprise-level. Large enterprise merchants typically do not participate in the Merchant Interest Program, and as a result do not defer their payments. The increase in personnel cash outflows, year over year, are driven by an increase in employee headcount. The increase in cash outflows for transaction and interest related expenses are driven by the overall increase in UMS. Other increases in cash outflows, year over year, are due to overall growth in the Company's operations.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2021 was $1.1 million, compared to $0.4 million during the nine months ended September 30, 2020. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash (used for) provided from financing activities during the nine months ended September 30, 2021 was ($10.1) million, compared to $83.9 million during the nine months ended September 30, 2020. Significant financing cash outflows during the nine months ended September 30, 2021 included a net pay down of our line of credit totaling $35.0 million, payments of debt issuance and extinguishment costs totaling $2.7 million related to the closing of our new revolving credit facility, repayment of the principal on our Paycheck Protection Program (PPP) loan of $1.2 million, and the repurchase of common stock from employees to cover minimum statutory tax obligations totaling $1.8 million. Offsetting financing cash outflows during the nine months ended September 30, 2021 was $30.0 million of cash inflows in exchange for issuing common stock to Discover.

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

Receivables and Credit Policy

Notes receivable represent amounts from uncollateralized consumer receivables generated from the purchase of merchandise. The original terms of the notes for our core product are to be paid back in equal installments every two weeks over a six-week period. We do not charge interest on the notes to consumers. We defer direct note origination costs over the average life of the notes receivable using the effective interest rate method. These net deferred costs are recorded within notes receivable, net on the consolidated balance sheets. Notes receivable are recorded at net realizable value and are recorded as current assets. We evaluate the collectability of the balances based on historical performance, current economic conditions, and specific circumstances of individual notes, with an allowance for uncollectible accounts being provided as necessary.

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

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of non-statutory stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes option valuation model. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our common stock and is based on the historical volatility of both its common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units that vest based on service conditions is based on the fair market value of our common stock on the date of grant. The expense associated with equity-based compensation is recognized over the requisite service period using the straight-line method. We issue new shares upon the exercise of stock options and vesting of restricted stock units.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance is recorded against our deferred tax assets.

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. To date we have not recorded any liabilities for uncertain tax positions.

New Accounting Pronouncements

We do not expect any recent accounting pronouncements issued during the nine months ended September 30, 2021 to have a material effect on the Company’s consolidated financial statements.

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

Interest Rate Risk

Sezzle’s cash, cash equivalents, and restricted cash as of September 30, 2021 were primarily held in checking, savings, and money market accounts. As of September 30, 2021, the Company had a nominal amount of cash equivalents invested in money market funds. The fair value of Sezzle’s cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

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

Foreign Currency Risk

The Company has operations in the United States, Canada, India, and Europe. Operations in Canada are becoming more substantial to the business overall, and changes in the foreign currency exchange rate between the U.S. Dollar and the Canadian Dollar may impact the Company’s consolidated balance sheets. Based on the Company’s consolidated balance sheets as of September 30, 2021, a 1% change in the actual exchange rates between the U.S. Dollar and the Canadian Dollar during the nine months ended September 30, 2021 would increase or decrease other comprehensive income (loss) by approximately $100,000. Operations in India and Europe are not significant, and changes in the foreign currency exchange rate between the U.S. Dollar and the Indian Rupee or the Euro would not have a material affect on the Company’s consolidated balance sheets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

During the quarter ended June 30, 2021, we identified certain deficiencies in the design and implementation of our disclosure controls and procedures. The deficiencies primarily relate to inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. These deficiencies mean that it is possible that our business process controls that depend on data and information from the affected information technology systems could be adversely affected. Because of the deficiencies in our reporting system, our Chief Executive Officer and Chief Financial Officer concluded again that our disclosure controls and procedures were not effective as of September 30, 2021.

In response to the identified deficiencies, during the quarter ended September 30, 2021, we dedicated significant resources to implement new processes to improve our internal controls over financial reporting. These remediation actions included (i) implementing additional internal reporting capabilities that allow for validation of the completeness and accuracy of key reports utilized in the financial reporting process; (ii) engaging additional personnel to aid in timely validation of the completeness and accuracy of the impacted key reports and (iii) engaging additional external advisors and resources to aid in the design of our disclosure controls to ensure the completeness and accuracy of internal reporting capabilities. We believe that these measures will remediate the identified deficiencies in disclosure controls and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our financial reporting controls and procedures, and we may take additional measures to address control deficiencies, or we may modify, certain activities of the remediation measures described above. These deficiencies will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, during the nine months ended September 30, 2021, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part II, Item 1A, Risk Factors of our Form 10-Q for the quarter ended June 30, 2021.

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

Throughout the three months ended September 30, 2021, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended September 30, 2021, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
July 1, 2021 through July 31, 2021	119,865	$6.45	—	$—
August 1, 2021 through August 31, 2021	35,512	6.02	—	—
September 1, 2021 through September 30, 2021	15,333	4.66	—	—
Total	170,710	$6.14	—	$—

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

SEZZLE INC.

Dated: November 15, 2021	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: November 15, 2021

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

Date: November 15, 2021

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: November 15, 2021

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: November 15, 2021

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer