Form 10-K
period 2021-12-31
Sezzle Inc.
filed 2022-03-30
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, was $582,910,693 based on the closing price of A$8.81 per share of Common Stock as reported on the Australian Securities Exchange.

The total number of shares of common stock, par value $0.00001 per share, outstanding at February 28, 2022 was 204,409,961.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Form 10-K. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
•Our ability to complete the merger and other transactions contemplated by the Agreement and Plan of Merger (“Zip Merger Agreement”) dated February 28, 2022, by and among Sezzle Inc., Zip Co Limited (“Zip”) and Zip’s wholly owned subsidiary Miyagi Merger Sub, Inc. (“Merger Sub”), including due to the failure to satisfy the conditions for the completion of the merger;
•risks related to disruption of management’s attention from business operations due to the proposed merger;
•the effect of the proposed merger on our results of operations and business generally; including our ability to retain and hire key personnel and maintain our relationships with customers and partners;
•the risk that the proposed merger will not be completed in a timely manner, increasing the expected costs of the proposed merger;
•the occurrence of any event, change or circumstance that could give rise to the termination of the Zip Merger Agreement;
•impact of the “buy-now, pay-later” (“BNPL”) industry becoming subject to increased regulatory scrutiny;
•impact of operating in a highly competitive industry;
•impact of macro-economic conditions on consumer spending;
•our ability to increase our merchant network, our base of consumers and UMS;
•our ability to effectively manage growth, sustain our growth rate and maintain our market share;
•our ability to meet additional capital requirements;
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
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in this Form 10-K. Should one or more of the risks or uncertainties described in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-K are expressly qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the cautionary statements in this section, to reflect events or circumstances after the date of this Form 10-K.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in “Risk Factors”. If any of these risks actually occur, our business, financial condition, or results of operations would likely be materially and adversely affected. In such case, the trading price of our shares of common stock would likely decline, and you may lose all or part of your investment. These risks include, but are not limited to, the following:

Risks Related to the Proposed Merger with Zip Co Limited

•Certain of the conditions under the Zip Merger Agreement to our consummation of the merger with a wholly-owned subsidiary of Zip are beyond our control and may not be satisfied (or waived) at all or in the anticipated timeframe.
•The merger consideration payable to holders of shares of our common stock will not be adjusted for change in our or Zip’s business, assets, liabilities, prospects, outlook, financial condition or results of operations. In addition, certain factors could affect the value of Zip ordinary shares, which would affect the value realized by our stockholders in connection with the proposed merger.
•While the proposed merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
•In the event that the proposed merger with a wholly-owned subsidiary of Zip is not consummated, the trading price of shares of our common stock represented by CDIs and our future business and results of operations may be negatively affected.
•The Zip Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed merger.
•Shareholder litigation could prevent or delay the closing of the proposed merger with Zip or otherwise negatively impact our business, operating results and financial condition.

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
•We may require additional capital.
•We may not realize any or all of our estimated costs savings or benefits from our recently announced workforce reduction plan.

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
•Failure to maintain effective internal control over financial reporting or disclosure controls may adversely affect our ability to report our financial results in a timely and accurate basis.
•We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make our shares of common stock less attractive to investors.
•We have and will continue to incur significant costs and are subject to additional regulations and requirements as a public company in both Australia and the United States.
•As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose or that producing a positive effect for society will benefit us.
•As a public benefit corporation, our focus on a public benefit purpose may negatively impact our financial condition.
•Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public purpose and the interests of other stakeholders affected by our actions.
•Increased derivative litigation concerning our duty to balance stockholder and public benefit interest.
•If our ability to maintain our certification as a B Corporation or our publicly reported B Corporation score declines, our reputation could be harmed and our business could be adversely affected.

PART I

ITEM 1. BUSINESS

Unless otherwise noted, references in this Form 10-K to “we,” “us,” “our,” “Company,” or “Sezzle” refer to Sezzle Inc.

Our Company

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2021, our platform has supported the business growth of over 47 thousand Active Merchants while serving approximately 3.4 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders - merchant partners, consumers, employees, communities and investors - while continuing to drive ethical growth.

We launched Sezzle amid a backdrop in which digitally-enabled shopping began to claim a larger share of the retail sector and younger generations (i.e., Gen Z and Millennials) started to demonstrate a need for credit. Gen Z and Millennial consumers, which we define as individuals currently between ages 18-25 and 26-44 respectively, use credit cards less frequently relative to other generations and in many cases lack access to traditional credit. These same consumers are tech-savvy, gravitating towards modern, streamlined commerce solutions whether online or in person. We believe that our platform addresses the shortcomings in legacy payment offerings faced by consumers by providing a flexible, secure, omnichannel alternative, with the structural benefit of “creditizing” traditional debit products. The technology solutions we have designed specifically align with our ethos of helping the next generation pave their way forward financially. It is therefore no surprise that, as of December 31, 2021, 80% of our consumer base who have placed an order with us is comprised of Gen Z (18-25) and Millennials (26-44).

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by UMS transacting an average of 49 times per year based on the transaction activity during the year ended December 31, 2021, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time; instead, we generate a substantial majority of our revenues by charging our merchants fees in the form of a Merchant Discount Rate. For the year ended December 31, 2021, the fees generated through the Merchant Discount Rate comprised 96.1% of our “Sezzle Income”, which is the sum of total merchant fees and rescheduled payment fees, less note origination costs. Sezzle Income represented 85.5% of “Total Income,” which is the sum of Sezzle Income and account reactivation fees for the year ended December 31, 2021.

In the fourth quarter of 2020, we launched Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history. In the second quarter of 2021, we expanded our product suite to provide consumers of participating merchants with access to a long-term installment lending option pursuant to a partnerships with third-party financial institutions. Through these partnerships, we offer consumers at participating merchants access to an interest-bearing, monthly fixed-rate installment loan product to finance larger-ticket items, generally for up to 60 months, with our lending partners providing the capital and assuming the credit risk to support the product. We receive a fee from our lending partners on a monthly basis based on the total originated loan volume for that month. We believe Sezzle Up and our long-term financing option are among a number of recent initiatives that set us apart from our competitors.

Further, we believe our multi-stakeholder approach gives us a competitive advantage and positions our company for success because our consumers and merchant partners want to be affiliated with a purpose-driven partner. We reclassified as a public benefit corporation in June 2020, and in March 2021, we also became certified as a B Corporation. Our status as a B Corporation aligns with our mission to achieve growth, profitability, and returns for our investors while continuing to do right by our surrounding communities and our full set of stakeholders. See “Biennial Public Benefit Corporation Statement” below.

We offer a unique and user-friendly platform to our merchants. Our easy integration and seamless onboarding capabilities allow most merchants to go live on our platform within 24 hours of activation so they quickly realize the benefits of partnering with Sezzle. Our merchant categories include small-to-medium sized businesses (“SMBs”), medium-sized brands and large retailers, many of which recognize the benefits of the Sezzle Platform, including an average increase in average order value (“AOV”) of approximately 22% during 2021 based on a review of merchants with a minimum of $80,000 UMS, and an average reduction of approximately 38% in full return orders compared to pre-installation during 2021 based on the review of over 7,500 merchants on the Shopify platform with a minimum of $1,000 in UMS. This all occurs without any credit risk being transferred to the merchant.

The continued expansion of our platform should continue to enhance the benefits for our merchants. Our integration into scaled e-commerce platforms, such as Shopify, WooCommerce, BigCommerce and Wix.com, is expected to give more merchants the opportunity to seamlessly offer Sezzle as a payment option at checkout. We expect our long-term installment loan product will facilitate a broader range of purchases, including larger ticket items by our consumers at participating merchants.

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with elevated risk of fraud, assess the credit risk of the consumer and assign spending limits, and manage the ultimate receipt of funds. We believe these systems have allowed us to maintain an approximately 81% order approval rate in our core product as of December 2021. Further, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit because consumers primarily settle 25% of the purchase value upfront. Additionally, ongoing user interactions allow us to continuously refine and enhance the effectiveness of these platform tools through machine learning.

Our success would not be possible without our dedicated people, who are our company’s greatest asset. Bringing together a team of highly-skilled and innovative engineering, product, marketing and business development professionals and creating an inclusive, team-centric culture in which doing the right thing is celebrated are imperative to execute our strategy.

We have ambitious plans to continue to grow both our consumer base and our merchant partner base, as well as to deepen our level of penetration within each group. We are expanding into new merchant categories to best capture the latest spending trends. In parallel, we are increasing Sezzle’s consumer brand awareness to reach new consumer audiences, while driving higher repeat usage levels by Active Consumers and continuing to develop new ways for these consumers to leverage the Sezzle Platform, including in-store through the Sezzle Virtual Card. We plan to continue partnering with larger merchants through incentive-based arrangements.

We primarily operate in the United States and have operations in Canada, India, Brazil and certain countries in Europe. We are currently evaluating our business opportunities in international markets and may determine to exit markets outside of North America.

Our growth has continued to accelerate during the year. Sezzle Income, the total of merchant fees and rescheduled payment fees less note origination costs, increased to $114.8 million for the year ended December 31, 2021—an increase of 95% from the prior year period. Additionally, we recorded $1.8 billion of Underlying Merchant Sales (UMS, as defined below) for the year ended December 31, 2021, an increase of 111% from the prior year period. As of December 31, 2021, Active Consumer repeat usage increased for the 36th month in a row, reaching 92.8%. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Operating Metrics.”

Technology Solutions

Sezzle Platform

At its core, the Sezzle Platform is a payments solution that instantly extends credit at point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale and effectively split the payment for the purchase over four equal, interest-free payments over six weeks.

Merchants and consumers have indicated that the Sezzle Platform is easy to use. Our platform is integrated into merchants’ websites via our direct Application Programming Interface and we provide technical support and onboarding services as part of the integration process. We are able to rapidly onboard merchants through an increasingly automated “merchant underwriting process”, and once integrated, merchants can immediately promote Sezzle to their shoppers on product and cart pages to start improving sales conversion. The Sezzle Platform is presented alongside other payment options on the merchant’s “Checkout” page. Consumers then select Sezzle as their payment option and create an account if they are a first-time user with Sezzle in a streamlined process that keeps consumers engaged throughout checkout.

The Sezzle Platform reviews the transaction and consumer profile in real-time and, if approved, quickly confirms the transaction for the merchant and consumer. Once approved, consumers are granted an initial spending limit. Further, our approval engine has a “counteroffer” function, which analyzes above-limit purchase attempts and provides alternative terms so that the consumer is not denied outright. Upon approval, the merchant ships the item(s) and receives payment, just as if the consumer had paid in cash or used a traditional credit or debit card, and the merchant pays us in the form of a Merchant Discount Rate, which is subtracted from the sales price when we pay the merchant.

The Sezzle Platform is completely free to consumers who pay on time. In order to complete their installment payments, consumers will receive a notification via email, SMS, or the Sezzle iOS or Android app two days prior to the date the installment payment is automatically debited by the Sezzle Platform. The consumer is also able to review and manage their Sezzle account via the Sezzle Platform’s online dashboard. From the dashboard, consumers are able to reschedule a payment without charge the first time, and can subsequently reschedule a payment up to three times for a small fee. Consumers who fail to pay for their purchases on time may incur an account reactivation fee, which requires the settlement of an outstanding balance (including the reactivation fee) before they may use our platform again in the future. We typically do not report delinquent core Sezzle accounts to any credit bureaus or collection agencies, unless the consumer has elected to participate in Sezzle Up (as further discussed below). As a result, consumer behavior on the core Sezzle Platform has no impact to a consumer’s credit score.

Our consumer-centric model has enabled us to consistently add Active Consumers each quarter. We added 1.2 million Active Consumers during the year ended December 31, 2021, reaching a total of 3.4 million Active Consumers on the platform at the end of 2021.

Sezzle Up

In partnership with TransUnion, we engineered Sezzle Up, an upgraded version of the core Sezzle experience that supports consumers in building their credit scores by permitting us to report their payment histories to credit bureaus. As these consumers pay on time, their credit scores and spending limits on the Sezzle Platform can increase. Qualifying for Sezzle Up is simple: existing Sezzle users who elect to participate just need to connect a bank account and pay off one order on time. As a condition to joining Sezzle Up, users commit to complete installment payments over the Automated Clearing House (“ACH”) network instead of over a card network. Users’ initial down payment is still completed over a card network. Using the ACH network benefits us by typically reducing processing fees and, in turn, lowering our transaction costs.

We were an early if not the first mover among digital payments platforms that offer a credit-building solution to consumers, and we supplement Sezzle Up’s credit development capabilities with Sezzle U, a free curated series of lessons on personal finance to further help our consumers develop their financial literacy.

Sezzle Virtual Card

Other parts of our product suite and proprietary merchant interface are specifically designed to streamline the merchant experience. Our Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “swipe” of their virtual card at the point-of-sale.

Long-Term Installments

We look to provide access to a long-term installment financing option to our merchants and consumers while limiting our own capital needs and credit risk. To provide this option to our merchants and consumers, in 2021 we began engaging third-party financial institutions. Through these partnerships, we offer our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items, which extend up to 60 months while we earn a fee from our lending partners. We believe providing consumers access to long-term options has the potential to enhance our relationship with both merchants and consumers while generating an attractive fee stream with no capital requirements or credit risk for us and complementing our existing short-term, interest-free offering.

Our Merchants

We believe our merchant partners benefit from our platform’s network effects. By equipping our consumers with a flexible payment product, we help our merchants expand their reach and access a deep and growing pool of consumers who would not otherwise be able to finance a transaction with our merchants. Additionally, we believe that merchants benefit from associating with an innovative payments company with B Corporation status which shares their consumers’ values across environmental, social, and economic causes. Our merchant partnerships span numerous merchant categories, with apparel and accessories; outdoors, sporting goods, and activities; and beauty and cosmetics representing the top three categories by UMS as of December 31, 2021.

We also provide our merchants with a toolkit to grow their businesses that we believe is unmatched among digital payments platforms. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers, and then follow these efforts with bi-weekly promotional support, quarterly “mega campaigns” that promote participating merchants with added incentives, and initiatives that enable consumers to “shop their values”. In addition, we provide select merchants with incentives to grow their sales and introduce Sezzle into new merchant categories, as well as guaranteed incentives, in order to aid them in recognizing the value proposition. We plan to enter into additional incentive-based arrangements with our larger merchant partners in the near-term and beyond.

We offer a powerful value proposition to our merchant partners, and over 90% of our merchant additions are derived from inbound inquiries. Our platform developed by serving merchants in the SMB category, has continued with our mid-size direct-to-consumer (“DTC”) retailers, and now has accelerated through the establishment of an increasing number of partnerships with large retailers.

SMBs

SMBs, which we define as merchants with UMS of less than $10 million per year, have historically comprised the largest segment of our merchant base. Our fast, easy application process makes onboarding simple, and our user-friendly merchant interface streamlines the integration process. Through Sezzle, these merchants are able to offer their consumers an optimized, effortless checkout process that enables them to complete sales.

Mid-Size Retailers

We are increasing our focus on “mid-size” retailers which tend to be DTC brands, which we define as merchants with UMS of between $10 million and $50 million per year. A diverse array of growing DTC brands that are online-first and seek to connect with consumers without the use of secondary retailers naturally fit within our core offering. As we build out a larger consumer base, we believe we also enhance our value proposition to these brands by driving increased visits to their sites. For example, we drive traffic toward DTC brands that may not otherwise gain exposure through traditional retail channels by creating marketing campaigns designed to increase consumer exposure to their brands.

Large Retailers

An ongoing major initiative is greater engagement with large retailers, which we define as merchants with over $50 million in UMS per year. The core Sezzle product helps these merchants to facilitate a sale by providing access to credit for a consumer who has limited-to-no credit history. Without our payments platform, the consumer that lacks credit history may be rejected after applying for the store’s private label or co-brand credit card, which could tarnish the consumer’s view of that retailer’s brand. Importantly, we are not competing with a large retailer’s card offering. Instead, we work collaboratively with these retailers to drive sales, and over time, serve as a lead generator to consumers who are ready to graduate to the retailer’s card program. Our value proposition and engagement strategy have resonated with large retailers, including Target, Sportsman’s Guide, Lamps Plus, Bass Pro Shops, Barstool Sports, and Market America.

Our Consumers

Sezzle focuses on a young consumer base that is tech-savvy and socially-minded and that expects brands to possess ethical and social principles. As of December 31, 2021, 80% of Sezzle’s consumer base is comprised of members of the Gen Z (18-25) and Millennial (26-44) generations which are generally early in their credit journey. For many of these consumers, we believe Sezzle has provided a way to improve financial responsibility, not only through enhanced budgeting and payments capabilities, but also through an opportunity to build credit history and develop a sense of financial empowerment with the Sezzle Up platform.

Sezzle Consumer Generational Breakdown
59.0%
21.0%
14.4%
5.4%
0.2%
Gen Z
Millennials
Gen X
Baby Boomer
Silent

Source: Internal data as of December 31, 2021 (Gen Z (18-25), Millennials (26-44), Gen X (45-56), Baby Boomers (57-75), and Silent (76 and greater)).

Gen Z and Millennial consumers use credit cards less frequently relative to other generations and in many cases lack access to traditional credit. As a result, they tend to have fewer viable options for budgeting, achieving financial flexibility, and building credit history. Consumers in these generations also tend to transact frequently across e-commerce and brick-and-mortar retail, but spend less on average per transaction than older generations. In doing so, these consumers prefer to avoid loans that are not transparent or require payments that are not affordable. Sezzle’s core product provides these younger generations, who are newer to credit and are likely to move up the FICO score spectrum as they grow older and transact more often, with a unique solution to these payment challenges.

In addition, consumers benefit from our platform’s network effects. As our platform grows and we establish more merchant partnerships, our consumers enjoy a wider variety of shopping options.

Our Business Model

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers.

Core product revenue

We earn fees from our merchants predominately based on a percentage of UMS plus a fixed fee per transaction, collectively referred to as merchant fees. We pay our merchants for the transaction value upfront net of the merchant fees owed to Sezzle and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 82% of our Total Income for the year ended December 31, 2021.

Long-term product revenue

For our long-term financing product where we take no balance sheet or credit risk, we charge a platform fee to our financial partners, which is a fixed percentage of UMS on a monthly basis. We also share a negotiated percentage of the merchant discount revenue with our financial partners. This amount may vary based on our partner and the volume of UMS. Our financial partners earns interest from consumers through this product, but we do not earn any interest or take any credit risk.

Consumer-based revenue

We do not charge our consumers any interest, finance charges or initiation fees and are not incentivized to profit from our consumers’ errors or financial adversity. Any consumer-based revenue that we earn is derived from fees that we charge to reactivate an account following a failed payment and when consumers elect to reschedule a payment. We permit consumers to reschedule a payment without charging a fee once per order, and reactivation fees are waived if the consumer corrects a failed payment within 48 hours. Additionally, we have a hardship and fee forgiveness program which allows consumers to have fees waived. Consumer-related revenue comprised approximately 19% of our Total Income for the year ended December 31, 2021.

Capital-light strategy

We have created an efficient funding strategy which has allowed us to scale our business and drive rapid growth. We have existing access to revolving credit facilities. Additionally, we also pay merchants a low interest rate if they elect not to receive transaction proceeds upfront and instead leave cash with us.

Our products are entirely funded through our $250 million warehouse facility and merchant account payables. The high-velocity with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital. We do not require equity to directly fund product growth.

History and Public Benefit Corporation Structure

Our founders created the Sezzle Platform in 2016 after observing an increasing trend in the United States of a lack of availability of credit for consumers (particularly younger consumers). Since we launched the Sezzle Platform in August 2017, our activities have principally involved raising money to develop our software, products and services (including the Sezzle Platform), as well as signing merchants to the Sezzle Platform and expanding our service offerings to an increasing base of consumers.

Sezzle is incorporated in Delaware as a public benefit corporation. Public benefit corporations are for-profit corporations intended to produce a public benefit and operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations must identify in their certificate of incorporation the public benefit or benefits they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Our statement of the public benefits we will promote is included under “Biennial Public Benefit Corporation Statement” below.

Being a public benefit corporation offers advantages, including:

•public benefit corporation status is a clear differentiator in an increasingly growing, and sometimes crowded, industry;
•we are more likely to become an employer of choice as the younger workforce increasingly seek employment from companies which align with their ethical values;
•further opportunities to conduct business with brands that also care about sustainability;
•the potential to expand our consumer base due to conscious consumers;
•added credibility to our mission statement and potential to grow capital through impact investing; and
•further opportunities for positive public relations and marketing.

On March 22, 2021, Sezzle became certified as a B Corporation by B Lab, an independent non-profit organization, and thereby joined a movement of innovative socially-conscious brands. In order to be designated as a Certified B Corporation, we were required to undertake a comprehensive and objective assessment of our environmental and social standards for transparency, accountability and commitment to improved performance. Our actions are part of a movement of innovative brands around the world intent on advancing environmental, social, and economic causes. To maintain our status as a certified B Corporation, we must satisfy re-certification requirements every three years.

Competition

We operate in a highly competitive and dynamic industry. Our product offerings face competition from a variety of players, including those who enable transactions and commerce via digital payments. The point-of-sale financing market in which we operate includes several types of products. For example, consumers may make purchases with credit cards that have revolving balances and some of these products offer promotional terms, such as an introductory rate or deferred interest. In addition to traditional credit card products, some revolving balance products do not issue plastic credit cards to consumers (e.g., PayPal Credit). BNPL products, such as the Sezzle Platform, facilitate consumer purchases from retail merchants on installment plans. Credit card providers also offer products that allow consumers to pay for purchases made with their credit cards in installments rather than as a revolving balance (e.g., American Express and J.P. Morgan Chase). Visa and Mastercard, the major payments networks, have also introduced technology that facilitate this functionality.

We consider our main competitors to be other BNPL service providers. In the U.S. market, this includes Affirm, Afterpay, Klarna, PayPal’s Pay in 4, and Zip (formerly QuadPay). In addition, PayBright by Affirm and Afterpay operate in the Canadian market. In July 2021, Apple announced its intention to provide a BNPL platform to its consumers called “Apple Pay Later.” We aim to differentiate our business to consumers by providing a product that is more simple to understand and consumer friendly than our competitors. This includes allowing the consumer to shift their repayment schedule once per order for free, and waiving Account Reactivation Fees where the consumer corrects a failed payment within 48 hours. See “Item 1A. Risk Factors – Risks Related to Our Industry - We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects.”

We face intense competitive pressure on the fees we charge our merchants, particularly our larger merchants. To stay competitive, we may need to adjust our pricing or offer incentives to our clients to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of the Sezzle Platform. These include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. Market pressures on pricing, incentives, fee discounts, and rebates could moderate our growth. We have entered into merchant agreements that require us to make marketing, incentive or other payments to the merchant over the term of the agreement. In addition, if we are unable to fulfill our obligations under these merchant agreements, including any payments we have agreed to make with merchants, the merchant may terminate such agreement or determine not to renew and remain on our platform.

Intellectual Property

Our business depends on our ability to commercially exploit our technology and intellectual property rights, including our technological systems and data processing algorithms. We rely on laws in the United States, Canada and other countries relating to trade secrets, copyright, and trademarks to assist in protecting our proprietary rights. Our core intellectual property asset is the Sezzle Platform and the accumulation of transaction data, rules and consumer insights generated from consumers using the Sezzle Platform, including the proprietary fraud and risk detection systems.

We developed our proprietary fraud and risk detection systems by creating valuable intellectual property that enables us to improve our products. The Sezzle Fraud Detection System was developed by the Company’s data sciences team, which utilizes numerous data points from a transaction to identify the likelihood of a fraudulent attempt. Consumer interactions with the Sezzle Platform are recorded and analyzed along with data points on the consumer and order itself. This data passes through the Sezzle Fraud Detection System, which scores the likelihood of the transaction being fraudulent. The Sezzle Underwriting Engine then assigns a score to each new consumer that passes through the Sezzle Fraud Detection System. Based on data obtained from traditional and non-traditional sources, along with the order data and retailer data, we give some shoppers a higher initial limit than others. As consumers use the Sezzle Platform, Sezzle’s system learns from the behavior of the individual consumers and adapts the consumer’s limit to the appropriate level based on the consumer’s success level within the Sezzle Platform.

We do not currently have any issued patents, but continue to consider the most effective methods of protecting our intellectual property. We currently hold registered trademarks in the United States, the UK, the European Union, and India, and we have pending trademark applications in Canada and Brazil. However, continued operations within our existing markets and expansion into new markets risks conflicts with unrelated companies who may own registered trademarks for and/or otherwise use a similar name. See “Item 1A. Risk Factors — Other Risks Related to Our Business – Our efforts to protect our intellectual property rights may not be sufficient.”

Government Regulation

Overview

Various aspects of our business and services are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States including Canada. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

BNPL and Consumer Protection Regulation

The BNPL segment of the point-of-sale financing market in which we operate is a developing field. There has recently been an increased focus and scrutiny by regulators in various jurisdictions, including the United States and Canada, with respect to BNPL arrangements. We may become subject to additional legal or regulatory requirements if laws or regulations or the interpretation of such laws and regulations change in the future or industry standards for BNPL arrangements change in the future.

United States

In the United States, we are required to comply with the applicable provisions of the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of their loans and credit transactions and impose requirements on credit accessed through credit cards, Section 5 of the FTCA, which prohibits unfair and deceptive acts or practices (“UDAP”) in or affecting commerce and analogous provisions in each state; the Consumer Financial Protections Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with consumer financial products and services; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or applicable state law; the Fair Credit Reporting Act (“FCRA”), which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts; and the and the Telephone Consumer Protection Act (the “TCPA”), which regulates the use of telephone and texting technology to contact customers.

We are also subject to the Holder in Due Course Rule of the Federal Trade Commission (“FTC”), and equivalent state laws, which requires any holder of a consumer credit contract to include a required notice and become subject to all claims and defenses that a borrower could assert against the seller of goods or services; the Electronic Fund Transfer Act, which provides disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ bank accounts; the Electronic Signatures in Global and National Commerce Act and similar state laws, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures; the Military Lending Act and similar state laws, which provide obligations and prohibitions relating to loans made to servicemembers and their dependents; and the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations. In addition, we are subject to the requirements under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act relating to collection and credit reporting, though many of the implementing regulations under the CARES Act have not yet been issued.

We possess certain state lending licenses and we are currently in the process of applying for others, which subject us to supervisory oversight from these state license authorities and periodic examinations. We currently hold licenses in six U.S. states (California, North Dakota, South Dakota, Idaho, Montana and Missouri) to operate our business in those states, in particular to originate loans to consumers residing in those jurisdictions. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate fee restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. Our business may become subject to licensing requirements in states in which we currently do not hold licenses. For instance, in certain states we are currently not required to obtain a lending license because our extension of credit in those states is structured as retail installment transactions. We continue to monitor state licensing regulations and how they may apply to our business, and may be required in the future to apply for additional state licenses, including states in which our loans are structured as retail installment transactions.

Canada

In Canada, we are required to comply with the Canada Anti-Spam Law, which regulates the transmittal of commercial email messages, the Canadian Personal Information Protection and Electronic Documents Act and equivalent provincial privacy laws in the provinces of Alberta, British Columbia and Quebec, each of which includes requirements surrounding the use, disclosure, and other processing of certain personal information about Canadian residents. In addition, we are required to comply with the Canada federal and provincial human rights legislation which prohibits discriminatory practices to deny, deny access to, or to differentiate adversely in relation to any individual in respect of the provision of services customarily available to the general public on the basis of a certain prohibited grounds of discrimination. The Canadian provincial consumer protection and cost of credit disclosure laws prohibit late fees, impose limits on default charges, prohibit unfair practices, and include consumer contract disclosure and related process requirements, among other compliance requirements. We are also subject to Canadian provincial and territorial e-commerce laws.

We believe that we are appropriately licensed as a lender and/or have structured our business activities to avoid a licensing requirement in each of the Canadian provinces that require such licenses. In connection with our business activities, we are also generally subject to consumer protection legislation and other laws and, on that basis, our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

Payment Regulations

We are subject to the rules, codes of conduct and standards of Visa, Mastercard and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit, suspend or cease providing the relevant payment processing services. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards, which provides for security standards relating to the processing of cardholder data and the systems that process such data. The failure of our products to comply with PCI DSS requirements may result in the loss of our status as a PCI DSS certified Service Provider and thereby impact our relationship with our merchant partners and their own ability to comply with PCI DSS.

In Canada, we are required to comply with the Payments Canada Rule H1- Pre-Authorized Debit Rules in respect of the acceptance of payments from Canadian bank accounts and the Quebec Charter of French Language laws which regulates the language of communication in commerce and business and applies to entities carrying on business in Quebec.

Data Privacy and Data Security Laws

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. We publicly post policies and documentation regarding our practices concerning the processing of personal information. This publication of our privacy policy and other documentation that provide information about our privacy and security practices is required by applicable law and can subject us to proceedings and actions brought by data protection authorities, government entities, consumers (either individually or in a class action), or others if our policies are alleged to be deceptive, unfair, or misrepresentative of our actual practices.

We are subject to the Gramm-Leach-Bliley Act (the “GLBA”) and implementing regulations and guidance thereunder, in addition to applicable privacy and data protection laws in the other jurisdictions in which we carry on business activities or process personal information. Among other requirements, the GLBA imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their nonpublic personal information to nonaffiliated third parties. Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the Consumer Financial Protection Bureau (“CFPB”) through UDAAP claims, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security compliance under state UDAAP claims, financial privacy, security and other laws.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy and data security laws, such as the California Consumer Privacy Act (“CCPA”) which was based on the General Data Protection Regulation (“GDPR”), which regulates the collection, processing and use of personal information of data subjects in the European Union and the European Economic Area (“EEA”), and the Canadian Personal Information Protection and Electronics Document Act. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the processing of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions outside the EEA, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. From January 1, 2021, we may also have to comply in respect of certain of our activities with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Additionally, on March 2, 2021, the Virginia Consumer Data Protection Act (“CDPA”) was signed into law and multiple other states are considering enacting similar legislation. The Virginia CDPA becomes effective beginning January 1, 2023, and contains similar provisions to the CCPA and CPRA. Other states have recently or may soon pass similar laws and promulgate related regulations, including the Colorado Privacy Act (CoPA) (signed into law in July 2021 with rulemaking currently in progress) and the Utah Consumer Privacy Act (UCPA) (signed into law March 24, 2022). Most states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. In addition, most industrialized countries have or are in the process of adopting similar privacy or data security laws enforced through data protection authorities.

Other Applicable Regulations

We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, trade regulations and anti-money laundering (“AML”) laws and anti-corruption legislation. The United States and certain foreign jurisdictions have taken aggressive stances with respect to such matters and have implemented new initiatives and reforms.

We are required to comply with the U.S. Foreign Corrupt Practices Act, the Foreign Public Officials Act (Canada), the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions, which prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals.

AML laws and related KYC requirements generally require certain companies to conduct necessary due diligence to prevent and protect against money laundering. AML enforcement activity could result in criminal and civil proceedings brought against companies and individuals, which could have a material adverse effect on our business. Regulators and enforcement agencies may receive consumer complaints about us. In the United States, these regulators and agencies include the Financial Crimes Enforcement Network (“FinCEN”), which could subject us to burdensome rules and regulations that could increase costs and use of our resources in order to satisfy our compliance obligations. We are also subject to certain economic and trade sanctions programs including Canadian sanctions laws and the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions or dealings with specified countries, individuals, and entities.

Human Capital

As of December 31, 2021, we had approximately 540 employees across the operations, sales and marketing, and platform development teams. No employees are subject to any collective bargaining agreements at this time. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Our success to date would not be possible without our dedicated people, who we believe are our greatest asset. Bringing together a team of highly-skilled engineering, product, marketing and business development professionals is imperative to executing on our strategy. We do this by creating an inclusive, team-centric culture in which doing the right thing is celebrated.

In light of our commitment to our employees, we upgraded our Human Resources Information Systems during 2021 to ensure state-of-the-art management, operation and oversight of our workforce. Our goals in this upgrade were to:

•ensure that People Operations is equipped with the tools, training and motivation to operate in the most efficient and effective manner;
•continue to promote and recruit the best-qualified people while embracing the value of diversity in the workplace;
•allow for more accurate measurement and accountability on the diversity front;
•provide a competitive salary and benefits package and develop the full potential of our workforce by providing training and development for career enhancement; and
•secure accurate and timely information relating to employee turnover, mobility, retention and the percentage of positions filled internally.

We also updated our Diversity Policy and Ethics Policy to renew and refine our commitment to derive strength from a diverse workforce. We have an active Diversity, Equity and Inclusion group to further ensure communication throughout the organization on issues impacting minorities. Employees are encouraged to participate in company and community activities to secure an improved quality of life for ourselves, our co-workers and the community.

We embrace change and the opportunity it brings. On March 10, 2022 we announced a workforce reduction aimed at positioning the business for long-term growth while establishing a path toward profitability and free cash flow. Combined with normal attrition since the beginning of 2022, the reduction impacts approximately 20% of our North American workforce. We continue to be focused on acting openly, equitably and consistently in our pursuit of uncompromising quality. To meet this goal, we remain committed to recruiting, developing, rewarding and retaining our global workforce.

Environmental, Social, and Governance (ESG)

We are focused on the environmental, social and governance concerns that are important to our consumers, merchant partners, employees and other stakeholders. We are committed to integrating consideration of these concerns into the decisions made across our business with a view to enhancing sustainability, promoting employee equity and wellness, and supporting the communities in which we operate.

Carbon Footprint and Land Regeneration

On July 15, 2021, through a combination of reduction efforts and carbon offsets, we officially became 100% carbon neutral. As a Climate Neutral Certified company, we reduce our carbon emissions by choosing to do business in a way that aids environmental conservation. By taking responsibility for decreasing climate-changing greenhouse gas emissions, we are taking action to affect climate change. During 2020, we also partnered with Trees for the Future, helping the organization by planting one tree per new Sezzle user, contributing to their mission to end hunger and poverty by training farmers to regenerate their land.

Community Engagement

Sezzle Inc. is proud to make a positive difference in the communities that it serves.

In 2020, we launched Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history. We have also collaborated with the University of Minnesota to provide “full-ride” scholarships to underrepresented students pursuing degrees in technology. We also partner with nonprofits on initiatives such as Blacks in Technology, a global platform establishing standards for technical excellence and serving members through community, media and mentorship, to provide financial support, mentoring and free legal advice to their entrepreneurs.

Biennial Public Benefit Corporation Statement

Under Delaware law, a public benefit corporation is required to no less than biennially provide its stockholders with a statement as to the corporation’s promotion of the public benefit or public benefits identified in the certificate of incorporation and of the best interests of those materially affected by the corporation’s conduct. The following is intended to serve as the required statement to stockholders.

As a Delaware public benefit corporation, we have committed to pursuing opportunities for positive change in the community and the planet. Our management team and board of directors strongly believe that our long-standing commitment to financial education and helping young adults with their approach to personal finances, as well as creating alternative means for consumers to purchase items they need without incurring high-interest finance charges, benefit the community and serve as a public good.

When considering Environmental, Social and Governance (ESG) and Corporate Social Responsibility (CSR), Sezzle focuses on five primary areas: governance, impact on workers (human capital), environment, customers and the community (“Factors”). These Factors align with the targeted focus of the B Lab, BCorp Impact Assessment.

Each section focuses on a different area and opportunity to maximize value for ESG and CSR initiatives. The governance portion gauges the overall mission, ethics/transparency, and social/environmental impact; including Sezzle’s ability to protect the mission and stakeholder considerations through corporate structure and/or governing documents.

The workers/human capital portion assesses Sezzle’s contributions to its employees through various areas including financial security, health, safety, wellness, career development, engagement and satisfaction.

The community portion analyzes Sezzle’s relationship with and impact on the community. Focus here includes diversity, equity and inclusion (DEI), impact on the economy, community engagement, charity, and supply chain management.

The environment portion evaluates Sezzle’s management practices as they relate to air, climate, water, land, and biodiversity. This evaluation includes the direct impact of a company’s operations and, when applicable, its supply chain channels.

The customer portion evaluates Sezzle’s commitment to its customers through the quality of its services, ethical marketing, data privacy/security, and other customer/consumer factors. This initiative recognizes services that improve the social impact of the community.

Sezzle maintains annual Key Performance Indicators (KPIs) to measure its successful progress in achieving and promoting sustainable and meaningful commitment to ESG/CSR. The annual reporting occurs in June of each year. The KPIs are based on the identified Factors derived from the B Lab Impact Assessment which offer the largest opportunity of improvement for Sezzle. The Board of Directors receives annual updates on progress made against such KPIs. Additionally, the Board ensures that social responsibility remains a factor in its decision making process.

Upon initial certification, Sezzle had a B Lab rating of 80.7. To date, Sezzle’s metrics indicate an improvement of at least 8%. While figures may change over time due to new strategic initiatives, changes in operations and external factors, current metrics show a consistent improvement in Sezzle’s commitment to ESG/CSR. We believe that the improvements in our B Lab rating during 2021, in conjunction with the activities described above under “Environmental, Social, and Governance (ESG)”, support the conclusion that the Company has been successful in promoting our stated public benefits.

Available Information

Our website address is www.sezzle.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Form 10-K. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on
Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of
1934, as amended (the “Exchange Act”), are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

ITEM 1A. RISK FACTORS

Risks Related to the Proposed Merger with Zip Co Limited

Certain conditions under the Zip Merger Agreement to our consummation of the merger with a wholly-owned subsidiary of Zip are beyond our control may not be satisfied (or waived) at all or in the anticipated timeframe.

Under the terms of the Zip Merger Agreement, the consummation of our merger with a wholly-owned subsidiary of Zip is subject to certain conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the transaction. It also is possible that a change, event, development, circumstance or occurrence since the date of the Zip Merger Agreement may have or reasonably be expected to have a material adverse effect on us, the non-occurrence of which is a condition to the consummation of the merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied (including approvals relating to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain Australian approvals). If the merger does not receive, or timely receive, the required regulatory and shareholder approvals and clearances, or if another event occurs delaying or preventing the transaction, such delay or failure to complete the merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our income, financial condition and results of operations. Our share price may also fluctuate significantly based on announcements made by Zip and other third parties or us regarding the transaction with Zip or based on market perceptions of the likelihood of the satisfaction of the various conditions to closing. Such announcements may lead to perceptions in the market that the transaction may not be completed, which could cause our share price to fluctuate or decline. If we do not consummate the transaction with Zip, the price of our shares may decline (potentially significantly) from the current market price, which may reflect a market assumption that the transaction would be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our shares.

If the merger is not completed by November 28, 2022 (subject to a mutual right to extend the termination date until February 28, 2023 under certain circumstances), either we or Zip have the right to terminate the Zip Merger Agreement. We or Zip may also elect to terminate the Zip Merger Agreement in certain other circumstances. If the proposed acquisition is not completed, we would remain liable for significant transaction costs, including the potential payment of a termination fee to Zip under certain circumstances.

The merger consideration payable to holders of our shares will not be adjusted for change in our business, assets, liabilities, prospects, outlook, financial condition or results of operations. In addition, certain factors could affect the value of Zip’s common stock, which would affect the value realized by our stockholders in connection with the proposed merger.

The consideration payable to our shareholders in connection with the transaction with Zip will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial conditions or results of operations. Pursuant to the Zip Merger Agreement, upon the consummation of the proposed merger, our stockholders will be entitled to receive 0.98 Zip ordinary shares for each share of our common stock they hold. A variety of factors, including factors outside of our control, could affect the value of Zip’s ordinary shares either before or after the consummation of the proposed merger. Additionally, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial conditions or results of operations prior to the consummation of the transaction, there will be no adjustment to the amount of the consideration.

While the proposed merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed merger is consummated, the proposed merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the merger. Furthermore, we cannot predict how our business partners and merchants will view or react to the merger upon consummation. If we are unable to reassure our partners and merchants to continue their relationships with us, our business, financial condition and results of operations may be adversely affected.

The preparations for integration between us and Zip have placed, and we expect will continue to place, a significant burden on many of our key employees and on our internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Zip Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions without the consent of Zip. Such restrictions will be in place until either the merger is consummated or the Zip Merger Agreement is terminated. A breach of these covenants could result in termination of the Zip Merger Agreement. For these and other reasons, the pendency of the merger could adversely affect our business and results of operations.

In the event that the proposed merger with a wholly-owned subsidiary of Zip is not consummated, the trading price of shares of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed merger may not be satisfied as noted above. If the merger is not consummated, we generally would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed merger. For these and other reasons, not consummating the merger could adversely affect our business and results of operations. Furthermore, if we do not consummate the merger, the price of shares of our common stock may decline (potentially significantly) from the current market price. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger, including any adverse changes in our relationships with our customers, partners, vendors and merchants or recruiting and retention efforts, could continue or accelerate in the event of a failed merger.

The Zip Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the proposed merger.

The Zip Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of us. These provisions include our agreement not to solicit or engage in discussions with third parties regarding, enter into any agreement with respect to, or provide any confidential information in respect of, any Acquisition Proposal (as defined in the Zip Merger Agreement) or an IPO (as defined in the Merger Agreement), as well as restrictions on our ability to respond to such proposals, subject to certain expectations with respect to the fiduciary duties of our board of directors, among other conditions set forth in the Zip Merger Agreement. The Zip Merger Agreement also provides that under specified circumstances, including if the Merger Agreement is terminated by Zip because our board of directors changes its recommendation for approval of the merger, we may be required to pay to Zip a termination fee of A$7,800,000. These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of us, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third party acquirer proposing to pay a lower price to our shareholder than it might otherwise have proposed to pay due to the added expense of the A$7,800,000 termination fee than may become payable in certain circumstances. If the agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transaction with Zip.

Shareholder litigation could prevent or delay the closing of the proposed acquisition by Zip or otherwise negatively impact our business, operating results and financial condition.

We may incur costs in connection with the defense or settlement of any future shareholder litigation in connection with the proposed transaction with Zip. Future shareholder litigation may adversely affect our ability to complete the proposed transaction with Zip. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors. Furthermore, one of the conditions to the closing of the transaction is the absence of any governmental order or law preventing the transaction or making the consummation of the transaction illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the proposed transaction, then such injunctive or other relief may prevent the proposed transaction from becoming effective within the expected time frame or at all.

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

We operate in a highly competitive and dynamic industry with a low barrier to entry, which makes increased competition more likely. Our technology platform faces competition from a variety of existing businesses and new market entrants, including competitors with BNPL products and those who enable transactions and commerce via digital payments.

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

There are a number of risks associated with our international operations that could materially and adversely affect our business.

We primarily operate in the United States and have operations in Canada, India, Brazil, and certain countries in Europe. We are currently evaluating our future plans in international markets and may determine to exit markets outside of North America. Our international markets could be adversely affected by a number of factors in the future, including:

•the ongoing impact of corporate and government response to the COVID-19 pandemic;
•currency controls, new currency adoptions and repatriation issues;
•changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism, political turmoil and economic uncertainty in Africa, the Middle East, Eastern Europe and other regions;
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

In addition, international operations may continue to expose us to numerous regulatory risks. We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, consumer protection laws, trade regulations, advertising regulations, privacy and cybersecurity laws, wage and hour regulations, anti-money laundering (“AML”) laws and anti-corruption legislation. Certain jurisdictions have taken aggressive stances with respect to such matters and have implemented new initiatives and reforms, including more stringent regulations, disclosure and compliance requirements. Any violations of these regulations and requirements would likely have a material and adverse impact on our business and results of operations.

We may require additional capital.

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

We may not realize any or all of our estimated costs savings or benefits from our recently announced workforce reduction plan.

On March 10, 2022, we announced a reduction of our workforce that, when considered with normal attrition during the beginning of 2022, impacted approximately 20% of our North American workforce. We may not realize all or any of the anticipated costs savings and benefits from the workforce reduction. In addition, any cost savings that we realize may be offset by reductions in revenues or through increases in other expenses. If we are unable to achieve the expected efficiency and cost savings from the workforce reduction, or if we need to consider further reductions in workforce, our business and results of operations may be adversely affected.

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

Data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, natural disasters, or similar disruptions could occur and would materially adversely impact our business or ability to protect the confidential information in our possession or control.

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

We depend on continued relationships with our current significant merchants and partners that assist in obtaining and maintaining our relationships with merchants. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. Our contracts with merchants can be terminated for convenience on relatively short notice by either party, and so we do not have long-term contracted income. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to in-house solutions (including providing a service competitive to us), competitor service providers. Similarly, there is a risk that e-commerce platforms with which we partner (such as Shopify, WooCommerce, BigCommerce and Wix.com) may limit or prevent Sezzle from being offered as a payment option at checkout. We also face the risk that our key partners could become competitors of our business after our key partners determine how we have implemented our model to provide our services.

Although no one merchant accounted for more than 10% of Sezzle Income for the year ended December 31, 2021, our business is still in a relatively early stage and merchant income is not as diversified as it might be for a more mature business. The loss of even a small number of our key merchants may have a material adverse effect on our results of operations and financial condition, and may be further exacerbated by an increase in marketing expenses to sign up new merchants to replace those lost, including incentive arrangements spent on lost merchants and new incentive commitments. There is also a risk that key terms with new merchants may be less favorable to us, including terms of pricing, due to unanticipated changes in our market. In addition, the loss of a key merchant may also have a negative impact on our reputation with other merchants and with consumers.

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

We offer our merchants an interest bearing program whereby merchants may defer payment from us in exchange for interest. Deferred payments retained in the program bear interest at the LIBOR daily (3 month) rate plus three percent (3.0%) on an annual basis, compounding daily. The weighted average annual percentage yield for the year ended December 31, 2021 was 3.22%. Interest expense associated with the program totaled approximately $2.3 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively. In addition, the interest paid on borrowings under our receivable facility were tied to the LIBOR rate during the years ended December 31, 2021 and 2020. The facility carried an interest rate of LIBOR plus 3.375% and LIBOR plus 10.689% (depending on the lender making the borrowings under the facility). Increased interest rates may adversely impact the amounts we may be required to pay under the merchant interest bearing program and our receivables facility, which as a result could negatively impact our results of operations and financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. Effective January 1, 2022, we amended our receivables facility agreement to replace references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). We believe the change in the reference rate to SOFR from LIBOR will not have a material impact on our consolidated financial statements. We are still contemplating a mechanism for replacing LIBOR with a new benchmark rate for outstanding debt under our interest bearing program. We cannot reasonably predict the potential effect of the discontinuation or replacement of LIBOR on our interest bearing program, other reforms or the establishment of alternative reference rates on our business. The discontinuation, reform, or replacement of LIBOR on our interest bearing program could result in interest rate increases on the funding arrangement, which could adversely affect our operating results and financial condition.

We are exposed to exchange rate fluctuations in the international markets in which we operate.

There are instances in which our costs and revenues related to international operations are not able to be exactly matched with respect to currency denomination. Currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. A decrease in the value of any of these currencies relative to the U.S. dollar could have a negative impact on our business, results of operations and financial condition. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. In the future, we may utilize derivative instruments to manage the risk of fluctuations in foreign currency exchange rates that could potentially impact our future earnings and forecasted cash flows. However, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against some or all of these risks and/or increase our cost of conversion of local currency to U.S. dollar.

Our ability to use certain net operating loss carryforwards and certain other tax attributes may be limited.

Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws), which includes Charles Youakim (our Chief Executive Officer), that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to certain limitations under Section 382 of the Code. Such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, results of operations, and cash flows.

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

There is a risk that we will be unable to register or otherwise protect new intellectual property rights we develop in the future, or which are developed on our behalf by contractors. In addition, competitors may be able to work around any of our intellectual property rights, or independently develop technologies, or competing payment products or services that are not protected by our intellectual property rights. Our competitors may then be able to offer identical or very similar services or services that are otherwise competitive against those we provide, which could adversely affect our business. We also face risks in connection with our international expansion, including in countries that may have less protection for our intellectual property rights than the United States. We currently hold registered trademarks in the United States, the United Kingdom (“UK”), the European Union and India, and we have pending trademark applications in Canada and Brazil. There is a risk that our trademarks and other intellectual property rights may not be adequate to protect our brand or proprietary technology or may conflict with the registered trademarks or other intellectual property rights of other companies, both domestically and abroad, which may require us to rebrand our product and service offerings, obtain costly licenses, defend against third-party claims, or substantially change our product or service offerings. Should such risks manifest, we may be required to expend considerable resources and divert the attention of our management, which could have an adverse effect on our business and results of operations.

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

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. Third parties have alleged in the past, and there is a risk that third parties may in the future allege or claim, that our solutions or intellectual property infringe, misappropriate, or otherwise violate third-party intellectual property or other proprietary rights, and we may become involved in disputes, including actual or threatened litigation, from time to time concerning these rights. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

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

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. In addition, as a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment and conducting our operations remotely may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

New laws or regulations, or laws and regulations in new markets, could also require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply with these new laws or regulations, or laws and regulations in new markets, may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly and collect all or a part of the principal of or interest on loans. Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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
•the Equal Credit Opportunity Act (“ECOA”) and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
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
•the Gramm-Leach-Bliley Act (the “GLBA”), which includes limitations on use and disclosure of nonpublic personal information about a consumer by a financial institution; and
•state privacy and data security laws including, but not limited to, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“CDPA”) which include limitations and requirements surrounding the use, disclosure, and other processing of certain personal information, the Colorado Privacy Act (“CoPA”) and the Utah Consumer Privacy Act (“UCPA”).

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

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, the Canadian Personal Information Protection and Electronic Documents Act, and the General Data Protection Regulation (“GDPR”), which regulates the collection and use of personal information of data subjects in the European Union and the European Economic Area (“EEA”). The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain types of personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and private rights of action for data breaches affecting personal information. Meanwhile, the GDPR provides data subjects with greater control over the processing of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions outside the EEA, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. From January 1, 2021, we may also have to comply in respect of certain of our activities with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. Enforcement of the GDPR is designed to be harmonized across the EU, and the UK’s data protection regulator, the Information Commissioner’s Office, has indicated that it will continue to enforce the DPA and the UK GDPR in line with the GDPR. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result there remains a risk of future divergence between the EU and UK data protection regimes. In addition, on November 3, 2020, California voters approved a new privacy law, the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Additionally, on March 2, 2021, the Virginia CDPA was signed into law. The CDPA becomes effective beginning January 1, 2023, and contains similar provisions to the CCPA and CPRA. Other states have recently or may soon pass similar laws and promulgate related regulations, including the Colorado Privacy Act (CoPA) (signed into law in July 2021 with rulemaking currently in progress) and the Utah Consumer Privacy Act (UCPA) (signed into law March 24, 2022). Most states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. In addition, most industrialized countries have or are in the process of adopting similar data protection laws enforced through data protection authorities. The CCPA, CPRA, CDPA, CoPA, UCPA, GDPR, UK GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability and may inhibit our operations to the extent that such requirements do not allow international transfers of personal information or otherwise restrict our processing of personal information or the availability of personal information to us. For example, the Court of Justice of the European Union in July 2020 issued a ruling on the validity of the European Commission’s standard contractual clauses (“SCCs”), which unexpectedly increased the compliance obligations on parties using the SCCs to transfer or receive personal data from the EU and the UK. Certain regulators in the EU have recently begun to enforce non-compliance with such requirements in the context of website analytics, but it unclear whether, and if so when and how, regulators and courts will do so outside of that context.

Our failure, or the failure of any third party with whom we conduct business, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business or privacy and security practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of cooperation from third parties. We have in the past, and may in the future, receive complaints or notifications from third parties, including individuals, alleging that we have violated applicable privacy and data protection laws and regulations.

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

If we were found to be operating without having obtained necessary licenses, it could adversely affect our business, results of operations, financial condition, and prospects.

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

We have obtained lending licenses in certain states such as California, North Dakota, South Dakota, Idaho, Montana and Missouri. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. If the loans we originate pursuant to our state licenses were deemed subject to and in violation of certain state consumer finance or other laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, results of operations, financial condition, and prospects. We cannot assure you that we will be successful in obtaining state licenses in other states or that we have not yet been required to apply for.

Risks Related to Shares of Our Common Stock

Our existing major stockholders own a large percentage of our stock and can exert significant influence over us.

Our existing major stockholders, particularly Charles Youakim and to a lesser extent, Paul Paradis, together hold approximately 48.1% of all shares of our common stock outstanding as of February 28, 2022 (including shares represented by CHESS Depositary Interests, CDIs), and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders will have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of these existing major stockholders may be different from those of other stockholders.

We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make shares of our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by stockholders. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In this Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find shares of our common stock less attractive if we rely on these exemptions. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for shares of our common stock, and the market price of shares of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the date of our first sale of shares of our common stock pursuant to an effective registration statement under the Securities Act, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of shares of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

Our failure to timely file the registration statement on Form 10 could result in an SEC enforcement proceeding, which could materially and adversely affect our financial condition and results of operations.

As of December 31, 2019, we may have exceeded $10 million in total assets and 2,000 holders of record of our securities. Therefore, we were required to file a registration statement on Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by April 29, 2020. However, we failed to file the registration statement on Form 10 on a timely basis. While we commenced preparation of the registration statement on Form 10 in June 2020, the filing of such registration statement was further delayed primarily as a result of delays in our ability to complete the audit of our financial statements in compliance with the auditing standards of the PCAOB. We completed our initial Form 10 filing on April 13, 2021. We subsequently filed amendments to our Form 10 on June 10, 2021 and October 25, 2021. Our failure to timely file the registration statement on Form 10 could subject us to a regulatory enforcement proceeding by the SEC, which could result in distractions of our management’s time and attention as well as monetary penalties. There can be no assurance that a regulatory enforcement proceeding, if commenced, would not have a material adverse effect on our financial condition or results of operations.

We will incur significant costs and are subject to additional regulations and requirements as a public company in both Australia and the United States, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of ASX. In addition, key members of our management team have limited experience managing a public company.

As a U.S. public company, we will incur significant legal, accounting and other expenses that are not incurred by companies listed solely on the ASX, including costs associated with U.S. public company reporting requirements. Compliance with these requirements will place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and rules implemented by the SEC and the ASX. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The ASX requires that we comply with various corporate governance requirements. The expenses generally incurred by U.S. public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. Furthermore, if we are unable to satisfy our obligations as a listed company, we could be subject to delisting of our common stock on the ASX, as well as fines, sanctions and other regulatory action and civil litigation.

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

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis may be adversely affected.

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

During the quarters ended June 30, 2021 and September 30, 2021, management identified certain deficiencies in the design and implementation of our disclosure controls and procedures. The deficiencies primarily relate to inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. These deficiencies meant that it was possible that our business process controls that depend on data and information from the affected information technology systems could have been adversely affected. Because of the deficiencies in our reporting system, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in the quarters ended as of June 30, 2021 and September 30, 2021. For actions taken during the quarter ended December 31, 2021 in response to the identified deficiencies, see Item 9A of this Form 10-K.

To comply with Section 404 on an ongoing basis, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire and retain accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we or our independent registered public accounting firm identify continued deficiencies in our disclosure controls and procedures, or deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the Australian Securities and Investments Commission, the ASX, and other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

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

If the Zip transaction is not consummated, some provisions of our charter documents may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

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

Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law (“DGCL”), our Amended Charter or our Amended Bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our Amended Charter or our Amended Bylaws, (v) any action governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our Amended Charter also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Amended Charter related to choice of forum. The choice of forum provisions in our Amended Charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or may make such lawsuits more costly for stockholders. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. As we changed our Company charter to become a public benefit corporation in June 2020, the information under “Biennial Public Benefit Corporation Statement” on this Form 10-K includes our first such report. If we are not timely or are unable to provide such reports, or if these reports are not viewed favorably by our investors, parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

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

Our business model and brand could be harmed if we were to lose our certification as a B Corporation or if state or federal regulators impede or otherwise delay or restrict our ability to make charitable contributions. Certified B Corporation status is a certification by a third-party, B Lab, which requires us to consider the impact of our decisions on our workers, customers, suppliers, community and the environment. We believe that certified B Corporation status has allowed us to build credibility and trust among our customers. Whether due to our choice or our failure to meet B Lab’s certification requirements or our failure to satisfy the re-certification requirements when applying for renewal every three years, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by certified B Corporations. Further, once certified, we must publish our assessment score on our website. Our reputation could be harmed if our publicly reported B Corporation score declines and there is a perception that we are no longer committed to the certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

Following the closing of the transaction described in the Zip Merger Agreement, we will have a window of approximately 90 days to commit to recertify as a Certified B Corporation and within one year of the closing of the transaction we must recertify as a Certified B Corporation. If we are not able to successfully meet the conditions or timeline required for this transfer, we may lose our certified B Corporation status. Alternatively, there can be no guarantee that the purchaser under the Zip Merger Agreement would be able to obtain its own B Corporation certification. In either of these scenarios, our current or prospective merchants or customers may decide to reduce or completely forego their business with us, which may have an adverse impact on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Minneapolis, Minnesota, where we lease approximately 14,740 square feet of office space pursuant to a lease agreement that expires in June 2023. We also lease a small amount of office space and co-working space outside of the United States to support our international operations. We believe that these premises are suitable and adequate for our needs now and for the foreseeable future. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Shares of Common Stock

Our CDIs, each representing one share of our common stock, par value $0.00001 per share, have been listed on the Australian Securities Exchange under the symbol “SZL” since July 30, 2019. Prior to that time, there was no public market for our stock. There is no principal market in the United States for our CDIs or shares of our common stock.

CDIs are units of beneficial ownership in shares of our common stock that are held in trust for CDI holders by CHESS Depositary Nominees Pty Limited, or CDN, a subsidiary of ASX Limited, the company that operates the ASX. The CDIs entitle holders to dividends, if any, and other rights economically equivalent to shares of our common stock on a 1-for-1 basis, including the right to attend stockholders’ meetings. The CDIs are also convertible at the option of the holders into shares of our common stock on a 1-for-1 basis, such that for every CDI converted, a holder will receive one share of common stock. CDN, as the stockholder of record, will vote the underlying shares in accordance with the directions of the CDI holders from time to time.

Holders of Record

As of February 28, 2022, there were 14,360 stockholders of record of our common stock (including shares of common stock represented by CDIs), and the closing price of our shares of common stock was A$1.78 per share as reported on the Australian Securities Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never proposed, declared, or issued dividends on our shares of common stock. We currently intend to retain any future earnings to finance the operation and growth of our business, and do not expect to propose, declare, or issue and dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section entitled “Equity Compensation Plan Information” included in Part III. Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Throughout the three months ended December 31, 2021, we repurchased shares of common stock from employees to cover minimum statutory tax obligations owed for vested restricted stock issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended December 31, 2021, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
October 1, 2021 through October 31, 2021	131,707	$4.61	—	$—
November 1, 2021 through November 30, 2021	25,023	3.37	—	—
December 1, 2021 through December 31, 2021	27,066	2.42	—	—
Total	183,796	$4.12	—	$—

(1)All 183,796 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

Recent Sale of Unregistered Securities

Issuance of Options to Purchase Shares of Common Stock and Restricted Stock Units

During the year ended December 31, 2021, we granted under our various stock plans options to purchase a total of 1,922,480 shares of our common stock and 4,733,804 restricted stock units to be settled in shares of our common stock. All such grants were issued pursuant to our equity plans which are registered on Form S-8 (File No. 333-257366) as of June 24, 2021. See Note 13. Equity Based Compensation for more information.

To the extent that any grants of stock options or restricted stock units in the year ended December 31, 2021 are not covered by such registration statement, we believe the foregoing transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Regulation S under the Securities Act, in each case as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation in accordance with Rule 701.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2021, our platform has supported the business growth of 47,000 Active Merchants while serving 3.4 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all our stakeholders—merchant partners, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 49 times per year based on the transaction activity during the rolling twelve months ended December 31, 2021, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time; instead, we generate a substantial majority of our revenues by charging our merchants fees in the form of a Merchant Discount Rate. We also offer Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships, of which is still in an early pilot stage.

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

Proposed Merger with Wholly-Owned Subsidiary of Zip

On February 28, 2022, we entered into the Zip Merger Agreement, pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Sezzle Inc., with Sezzle Inc. surviving the merger as a wholly-owned subsidiary of Zip. Subject to the terms and conditions of the Zip Merger Agreement, each share of our common stock (including each share of our common stock in respect of which a Company CDI (as defined in the Zip Merger Agreement) has been issued) issued and outstanding immediately prior to the Effective Time (other than shares of our common stock that are held by us (or any of our subsidiaries), Zip (or any of its subsidiaries) or Merger Sub) shall be cancelled and converted into the right to receive, at the election of our stockholders (subject to the immediately following sentence), (a) a number of Zip ordinary shares equal to 0.98 (the “Exchange Ratio”) or (b) a number of Zip American depositary receipts (“Zip ADRs”) representing a number of Zip ordinary shares equal to the Exchange Ratio. Any person who is an Australian Stockholder (as defined in the Zip Merger Agreement) will only be entitled to consideration in the form of Zip ordinary shares.

The Zip Merger Agreement includes customary representations, warranties and covenants by us, Zip and Merger Sub. Subject to the terms of the Zip Merger Agreement and certain exceptions, we and Zip have agreed to operate our respective businesses in the ordinary course consistent with past practice and use commercially reasonable efforts to maintain their respective business organizations and advantageous business relationships until the closing of the transaction. Concurrently with the execution and delivery of the Zip Merger Agreement, certain significant stockholders of both us (Charles Youakim and Paul Paradis) and Zip (Larry Diamond and Peter Gray) entered into support agreements pursuant to which, among other things, they agreed to vote all of their stock or ordinary shares of common stock, as applicable in favor of the transaction.

Subject to the terms and conditions of the Zip Merger Agreement, unvested and outstanding options and RSUs will be converted into Zip options and performance rights with similar terms and conditions as existing options and RSUs, provided, that each company option that is subject to a Company total shareholder return performance-based vesting condition (“Company TSR”) shall, immediately prior to the Effective Time, become earned, if at all, by using the Closing Date (as defined in the Zip Merger Agreement) as the end of the applicable performance period for purposes of measuring performance based vesting with the resulting option, if any, subject to service-based vesting through the end of the original performance period , and vested options and RSUs will be cancelled and converted into the right to receive merger consideration.

The consummation of the transaction is subject to certain closing conditions, including, but not limited to (i) the declaration by the SEC of the effectiveness of the registration statements on Form F-4 and Form F-6 (and the absence of any stop order or proceedings suspending such effectiveness), (ii) the Zip ADRs being authorized for listing on a United States Exchange (as defined in the Zip Merger Agreement) and the Zip Ordinary Shares issuable pursuant to the Zip Merger Agreement being authorized for listing on the ASX, (iii) the Australian Prospectus (to the extent required by applicable Law (as defined in the Zip Merger Agreement)) being lodged with the Australian Securities and Investments Commission (the “ASIC”) and the exposure period prescribed by section 727(3) of the Corporations Act will have elapsed (if applicable) and no stop order is issued by ASIC in relation to the Australian Prospectus and remains in effect (or waivers from the requirement to lodge the Australian Prospectus have been received from ASIC), (iv) receipt of required waivers from the ASX and the ASIC, (v) the expiration or termination of any applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, (vi) no governmental order or law prohibiting the consummation of the Contemplated Transactions or making the consummation of the Contemplated Transactions illegal and (vii) the required Australian approvals having been obtained and the condition described in the preceding clause (v) being satisfied without the imposition of a Burdensome Condition (as defined in the Zip Merger Agreement). If the Zip Merger Agreement is terminated under certain circumstances, the Company may be required to pay Zip a termination fee of A$7,800,000 or Zip may be required to pay the Company a termination fee of A$31,400,000.

Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward.

Adoption of the Sezzle Platform

Our ability to profitably scale our business is reliant on adoption of the Sezzle Platform by both consumers and merchants. Changes in our Active Merchant and Active Consumer bases (as such terms are defined below) have had, and will continue to have, an impact on our results of operations. It is costly for us to recruit (and in some cases retain) Active Merchants. Turnover in our merchant base could result in higher than anticipated overhead costs.

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 82% and 81% of our Total Income for the years ended December 31, 2021 and 2020, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. We added 20 thousand Active Merchants during the year ended December 31, 2021, totaling 47 thousand Active Merchants on the platform at the end of the same period. Although for the year ended December 31, 2021, we did not depend on any one merchant for more than 10% of Merchant-related fees, our business is still at a relatively early stage and our merchant revenue is not as diversified as it might be for a more mature business.

Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform.

In addition, investment in sales, co-marketing, and offering of competitively priced merchant fee rates and incentives are critical for us to onboard new and retain existing merchants and grow utilization of the Sezzle Platform. We currently provide our merchants with a toolkit to grow their businesses. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers. We face intense competitive pressure to bring new larger merchants on to our platform. In order to stay competitive, we have and may continue to need to adjust our pricing or offer incentives to larger merchants to increase payments volume. These pricing structures with merchants include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving volume targets and implementation benchmarks. If we are not able to increase our volumes as predicted, the financial impact of these incentives, fee discounts, and rebates, these arrangements with certain merchants will impact our results of operations and financial performance.

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

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In partnership with TransUnion, we engineered Sezzle Up, an upgraded version of the core Sezzle experience that supports consumers in building their credit scores by permitting us to report their payment histories to credit bureaus. As these consumers pay on time, their credit scores and spending limits on the Sezzle Platform can increase, which is likely to result in larger purchases that will generate an increase in merchant fees. Other parts of our product suite and proprietary merchant interface are specifically designed to streamline the merchant experience. For example, we believe that our Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “swipe” of their card at the point-of-sale. In addition, we work with other lending partners to offer consumers at participating merchants longer-term, monthly fixed-rate installment-loan products, which will support consumer purchases for big ticket items and earn us a fee on such transactions. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We have developed new offerings such as Sezzle Spend to enable our merchants to offer rewards and promotions to new consumers. We have consistently added Active Consumers each quarter since our inception, while the number of transactions per Active Consumer has typically increased each quarter as well. We added 1.2 million Active Consumers during the year ended December 31, 2021, totaling 3.4 million Active Consumers on the platform at the end of the same period. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 49 times per year based on the transaction activity during the rolling twelve months ended December 31, 2021, although historical transaction activity is not an indication of future results.

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

We absorb the costs of all core product uncollectible receivables from our consumers. The provision for uncollectible accounts is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumers repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for uncollectible accounts and related charge-offs by providing optimal credit limits to qualified consumers.

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

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by such macro-economic conditions as unemployment, interest rates, consumer confidence, economic recessions, downturns or extended periods of uncertainty or volatility, all of which may influence customer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase products by utilizing our services and bad debts may increase as a result of consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is also impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, and the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

International Operations

We primarily operate in the United States and have operations in Canada, India, Brazil and certain countries in Europe. We are currently evaluating our business opportunities in international markets and may determine to exit markets outside of North America.

Seasonality

We experience seasonality as a result of spending patterns of our Active Consumers. Sezzle Income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters. This is most evident in merchant fees as these are recognized over the duration of the note with the consumer once the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction.

Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. We believe that our performance during this period demonstrates the value and effectiveness of our platform, the resilience of our business model, and the capabilities of our risk management and underwriting approach.

We experienced improved collections of notes receivables during 2020 through the first quarter of 2021 as a result of consumers having improved ability for repayment due to stimulus checks offered through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of 2020 and the American Rescue Plan Act of 2021. Also during 2020, we enacted an expansion of fee forgiveness and payment flexibility programs offered to consumers as a response to the COVID-19 pandemic.

In March 2020, we rolled out a work-from-home program for our employees, which has continued throughout 2021. In addition, we implemented restrictions in travel and attendance of group events, including industry-related conferences, during the onset of the COVID-19 pandemic. During 2020, these COVID-19 related measures resulted in lower than anticipated operating expenses. Beginning in 2021, we began to incur additional travel-related expenses for our sales and marketing teams to attend group events and industry-related conferences where it was safe to do so. We expect future operating expenses to continue to increase in future periods as a result of planned efforts to begin working from the office under a hybrid part-time, in-person model and the rolling back of our travel restrictions.

Key Operating Metrics

Underlying Merchant Sales

	For the years ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Underlying Merchant Sales ("UMS")	$1,807,846	$856,382	$951,464	111.1%

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

For the years ended December 31, 2021 and 2020, UMS totaled $1.8 billion and $0.9 billion, respectively, which was an increase of 111.1%.

Active Merchants and Active Consumers

	As of December 31,		Change
	2021	2020	#	%
	(in thousands)
Active Merchants	47	27	20	76.0%
Active Consumers	3,400	2,231	1,169	52.4%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of December 31, 2021, we had 47 thousand Active Merchants, an increase of 76.0% when compared to the 27 thousand Active Merchants as of December 31, 2020. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of December 31, 2021, we had 3.4 million Active Consumers, an increase of 52.4% when compared to our 2.2 million Active Consumers as of December 31, 2020.

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

Third-Party Technology and Data

Third-party technology and data primarily comprises costs related to fraud prevention, other cloud-based computing services, and costs of failed loan applications. Underwriting costs incurred that result in successfully originated loans are an element of Sezzle Income and recognized as a reduction of the overall income and, therefore, are not included in third-party technology and data.

Marketing, Advertising, and Tradeshows

Marketing, advertising, and tradeshows primarily comprises costs related to marketing, sponsorships, advertising, attending tradeshows, promotions, and co-marketing the Sezzle brand with our merchants.

General and Administrative

General and administrative primarily comprises legal, compliance, audit, tax, and other consultation costs; third-party implementation fees; and charitable contributions.

Provision for Uncollectible Accounts

We calculate our provision for uncollectible accounts on notes receivable on an expected-loss basis. We maintain an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. We use our judgment to evaluate the allowance for uncollectible accounts based on current economic conditions and historical performance of consumer payments.

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. The interest paid on borrowings under our revolving credit facility and Merchant Interest Program are based on LIBOR. Effective January 1, 2022, we amended our line of credit agreement to replace references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (SOFR).

Income Tax Expense

Income tax expense consists of income taxes in various jurisdictions, primarily U.S. Federal and state income taxes, and also the other foreign jurisdictions in which we operate. Tax effects of transactions reported in the consolidated financial statements consist of taxes currently due. Additionally, we record deferred taxes related primarily to differences between the basis of receivables, property and equipment, equity based compensation, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Given our history of losses, a full valuation allowance is recorded against our deferred tax assets.

Other Comprehensive Income

Other comprehensive income is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the years ended December 31,		Change
	2021	2020	$	%
Sezzle income	$98,200,184	$49,659,042	$48,541,142	97.7%
Account reactivation fee income	16,616,451	9,129,231	7,487,220	82.0%
Total income	$114,816,635	$58,788,273	$56,028,362	95.3%

Total income is comprised of Sezzle income and account reactivation fees. Sezzle income for the years ended December 31, 2021 and 2020 totaled $98.2 million and $49.7 million, respectively, which was an increase of 97.7%. The increase compared to the prior year was driven by growth in our Active Merchants and Active Consumers, as well as increased repeat usage.

Account reactivation fee income recognized totaled $16.6 million and $9.1 million for the years ended December 31, 2021 and 2020, respectively. Account reactivation fees as a percentage of total income was 14.5% and 15.5% for the years ended December 31, 2021 and 2020, respectively. The decrease in this metric during the year ended December 31, 2021 when compared to the year ended December 31, 2020 was due to changes in our account reactivation fees assessment policy.

The breakout of Sezzle income for the years ended December 31, 2021 and 2020 is as follows:

	For the years ended December 31,		Change
	2021	2020	$	%
Merchant fees	$94,374,892	$47,745,048	$46,629,844	97.7%
Consumer reschedule fees	4,487,401	2,512,470	1,974,931	78.6%
Direct note origination costs	(662,109)	(598,476)	(63,633)	10.6%
Sezzle income	$98,200,184	$49,659,042	$48,541,142	97.7%

Merchant fees totaled $94.4 million and $47.7 million for the years ended December 31, 2021 and 2020, respectively. Merchant fees as a percentage of Sezzle income remained consistent year-over-year at 96.1%. Despite a greater share of transactions taking place with enterprise merchants who have a lower Merchant Discount Rate in the current year, we maintained this percentage by realizing lower consumer reschedule fees and direct note origination costs relative to Sezzle income.

Consumer reschedule fees totaled $4.5 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively. Consumer reschedule fee income as a percentage of Sezzle income was 4.6% and 5.1% for the years ended December 31, 2021 and 2020, respectively. The decrease in this metric was due to changes in our consumer reschedule fee policy.

Personnel

	For the years ended December 31,		Change
	2021	2020	$	%
Personnel	$56,831,368	$30,689,462	$26,141,906	85.2%

Personnel costs increased by 85.2% to $56.8 million for the year ended December 31, 2021, from $30.7 million for the year ended December 31, 2020. The increase in personnel costs was primarily a result of hiring more employees to support our operations.

Recorded within personnel, equity and incentive–based compensation totaled $18.1 million and $13.6 million for the years ended December 31, 2021 and 2020, respectively, which was a 32.6% increase. The increase in equity and incentive–based compensation was a result of expenses related to stock options and the vesting of restricted stock units under our equity incentive plans and our long-term incentive program. Long-term incentive plan expenses were $6.7 million and $5.9 million for the years ended December 31, 2021 and 2020, respectively.

Transaction Expense

	For the years ended December 31,		Change
	2021	2020	$	%
Payment processing costs	$33,302,891	$17,400,352	$15,902,539	91.4%
Affiliate and partner fees	5,789,966	3,539,157	2,250,809	63.6%
Other transaction expense	4,383,286	1,550,117	2,833,169	182.8%
Transaction expense	$43,476,143	$22,489,626	$20,986,517	93.3%

Transaction expenses were $43.5 million and $22.5 million for the years ended December 31, 2021 and 2020, respectively.

Payment processing costs were $33.3 million and $17.4 million for the years ended December 31, 2021 and 2020, respectively. The 91.4% increase in costs year-over-year were primarily driven by the increase in volume of orders transacted by consumers and the related processing of payments associated with those orders.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with a partner platforms with which we have contractual agreements. Such costs were $5.8 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in costs was related to our increased volume of orders originating from merchants that were referred or are associated with our partnered platforms.

Other costs included in transaction expense were $4.4 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. Such costs are comprised of consumer communication costs and consumer and merchant service adjustments. The increase in costs were a result of increased Active Consumers and Active Merchants on the Sezzle Platform, as well as our efforts to improve recoveries of past due receivables.

Third-Party Technology and Data

	For the years ended December 31,		Change
	2021	2020	$	%
Third-party technology and data	$5,549,844	$2,464,113	$3,085,731	125.2%

Third-party technology and data costs totaled $5.5 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in expense was primarily related to our growth in Active Consumers and Underlying Merchant Sales and includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and connecting consumer bank accounts to the Sezzle Platform. Additionally, the increase in costs year-over-year was due to the implementation and expanded use of key cloud-based systems to support the growth of our operations.

Marketing, Advertising, and Tradeshows

	For the years ended December 31,		Change
	2021	2020	$	%
Marketing, advertising, and tradeshows	$9,251,854	$4,274,929	$4,976,925	116.4%

Marketing, advertising, and tradeshow costs increased to $9.3 million for the year ended December 31, 2021, compared to $4.3 million for the year ended December 31, 2020. The increase in costs were primarily a result of increased initiatives to co-market the Sezzle brand with our merchants. Costs related to Sezzle Spend promotions and digital advertising also contributed to increased expenses year-over-year.

General and Administrative

	For the years ended December 31,		Change
	2021	2020	$	%
General and administrative	$15,768,583	$7,214,535	$8,554,048	118.6%

General and administrative costs increased to $15.8 million for the year ended December 31, 2021, compared to $7.2 million for the year ended December 31, 2020. The increase in expense was primarily related to professional fees, implementation incentives with merchants, recruiting new employees, and charitable contributions. Professional fees include legal, compliance, audit, tax, and consulting services to support the growth of our company.

Provision for Uncollectible Accounts

	For the years ended December 31,		Change
	2021	2020	$	%
Provision for uncollectible accounts	$52,621,682	$19,587,918	$33,033,764	168.6%

The total provision for uncollectible accounts was $52.6 million for the year ended December 31, 2021, compared to $19.6 million for the year ended December 31, 2020. As a percentage of Sezzle income, the provision for uncollectible accounts was 53.6% and 39.4% for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2020, our provision expense in the first half of the year as a percentage of Sezzle income was relatively lower due to both our tightening of credit to consumers as an initial response to COVID-19 and overall improved collections driven in part by the U.S. government stimulus checks offered to many of our consumers through the CARES Act. This lower provision was offset by increased losses associated with testing various credit underwriting strategies with enterprise merchants, which began in the third quarter of 2020.

During the year ended December 31, 2021, our provision increased year-over-year primarily as a result of increases in UMS and Active Consumers. Additionally, the provision, and our provision as a percentage of Sezzle income, increased year-over-year as a result of several factors. Most significantly, our non-integrated product offerings with enterprise merchants drove adverse selection, resulting in higher provision expense. Compounding this negative impact on total portfolio performance, enterprise merchant volume grew as a percentage of our total volume throughout the year. Additionally, we experienced higher loss rates associated with first payments made via ACH.

To mitigate these higher losses, we have implemented and are continuing to implement processes to reduce loss rates. During the third quarter we improved our recoveries process. Additionally, in September 2021 we began requiring a debit or credit card on file to make the initial installment payment when selecting to pay via ACH, which substantially reduced our first payment loss rates. Finally, we are continuing to work with enterprise merchants to integrate our product, which will further reduce our loss rates.

Net Interest Expense

	For the years ended December 31,		Change
	2021	2020	$	%
Net interest expense	$5,269,284	$4,303,175	$966,109	22.5%

Net interest expense was $5.3 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively. The increase in expense was driven by higher costs in the current year related to our Merchant Interest Program, unused line of credit fees, and amortization of debt issuance costs related to our line of credit. These higher costs were offset with a lower interest expense on our new line of credit that went into effect in February 2021, which carries a lower interest rate than our previous line of credit facility.

Income Taxes

Income tax expense for the years ended December 31, 2021 and 2020 was $58,416 and $30,964, respectively. Our effective income tax rate for the year ended December 31, 2021 was 0.1%, consistent with the prior year, was minimal due to a full valuation allowance, and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of December 31, 2021 and December 31, 2020.

Other Comprehensive Income

We had $69,406 and $494,505 of foreign currency translation adjustments recorded within other comprehensive income for the years ended December 31, 2021 and 2020, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have incurred net losses since inception, incurring a net loss of $75.2 million and $32.4 million for the years ended December 31, 2021 and 2020, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our initial public offering on the Australian Securities Exchange, and our revolving line of credit. As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $78.9 million, compared to $89.1 million as of December 31, 2020. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of December 31, 2021 and 2020, we had working capital of $113.7 million and $104.6 million, respectively. Additionally, as of December 31, 2021 we had an unused borrowing capacity on our line of credit of $29.8 million, compared to $23.9 million as of December 31, 2020.

We meet our liquidity requirements primarily through proceeds from our line of credit, which is subject to various covenants. If our net losses continue at the same level in future periods, it would result in the breach of one or more of such line of credit covenants. Our line of credit is a significant component of our working capital management.

On February 25, 2022 we amended our existing line of credit covenants as disclosed in Note 17. Subsequent Events within the accompanying notes to consolidated financial statements. Additionally, on March 10, 2022 we undertook a workforce reduction to provide us with additional annualized cost savings of approximately $10 million. We will undertake further cost cutting measures if the actions taken during the first quarter of 2022 do not fully mitigate the risk of breaching one or more of our line of credit covenants.

We believe that the implementation of these plans, along with our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the years ended
	December 31, 2021	December 31, 2020
Net Cash Used for Operating Activities	$(72,132,050)	$(24,808,861)
Net Cash Used for Investing Activities	(1,420,027)	(732,911)
Net Cash Provided from Financing Activities	63,239,966	77,565,841
Effect of exchange rate changes on cash	98,376	455,216
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,312,111)	$52,024,069

Operating Activities

Net cash used for operating activities was $72.1 million and $24.8 million for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, receipts from consumers totaled $1.656 billion compared with cash payments to merchants of $1.615 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $37.0 million for personnel related expenses, $40.7 million for transaction expenses (primarily payment processing costs), $8.8 million for advertising, marketing and tradeshow related expenses, $4.8 million of interest expense payments, and $21.8 million of cash outflows for third-party technology and other general and administrative expenses.

During the year ended December 31, 2020, receipts from consumers totaled $773.4 million compared with cash payments to merchants of $743.3 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $14.9 million for personnel related expenses, $22.5 million for transaction expenses (primarily payment processing costs), $4.0 million for advertising, marketing and tradeshow related expenses, $3.8 million of interest expense payments, and $9.7 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers (to merchants) for the years ended December 31, 2021 and 2020 was $40.9 million and $30.1 million, respectively. Beginning in the third quarter of the current year, payments to merchants began growing at a faster rate than receipts from consumers due to a higher proportion of our merchants being enterprise-level. Large enterprise merchants typically do not participate in the Merchant Interest Program, and as a result do not defer their payments. The increase in personnel cash outflows, year over year, are driven by an increase in employee headcount. The increase in cash outflows for transaction and interest related expenses are driven by the overall increase in UMS. Other increases in cash outflows, year over year, are due to overall growth in the Company's operations.

Investing Activities

Net cash used for investing activities during the year ended December 31, 2021 was $1.4 million, compared to $0.7 million during the year ended December 31, 2020. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash provided from financing activities during the year ended December 31, 2021 was $63.2 million, compared to $77.6 million during the year ended December 31, 2020.

Significant financing cash inflows during the year ended December 31, 2021 included net proceeds from our line of credit totaling $38.8 million, net proceeds from the issuance of shares of common stock to Discover Financial Services LLC totaling $30.0 million, and proceeds from stock option exercises totaling $1.0 million.

Significant financing cash outflows during the year ended December 31, 2021 included payments of debt issuance and extinguishment costs totaling $2.7 million related to the closing of our new line of credit, repayment of the principal on our Paycheck Protection Program (PPP) loan of $1.2 million, and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $2.7 million.

Line of Credit

Refer to Note 11. Line of Credit on the accompanying notes to our consolidated financial statements for discussion about our line of credit.

Paycheck Protection Plan Loan

Refer to Note 12. Long Term Debt on the accompanying notes to our consolidated financial statements for discussion about our Paycheck Protection Plan loan.

Equity Financing

Refer to Note 9. Stockholders' Equity on the accompanying notes to our consolidated financial statements for discussion about our issuances of shares of common stock.

Merchant Contract Obligations

Refer to Note 7. Commitments and Contingencies on the accompanying notes to our consolidated financial statements for discussion about our merchant contract obligations.

Recent Amendment to Credit Agreement and Guaranty

Refer to Note 17. Subsequent Events on the accompanying notes to our consolidated financial statements for discussion about our recent amendment to our credit agreement and guaranty. The full copy of the Amendment to our credit agreement and guaranty is incorporated herein as Exhibit 10.8.

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

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of non-statutory stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes option valuation model. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of both its shares of common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units that vest based on service conditions is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity-based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units.

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

Recent Accounting Pronouncements

Refer to Note 1. Principal Business Activity and Significant Accounting Policies on the accompanying notes to our consolidated financial statements for discussion about recent accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks during our ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, interest rates, and foreign currency exchange rates. Our primary risk exposure is the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking, savings, and money market accounts. As of December 31, 2021 and 2020, we had approximately $6.4 million and $10.0 million of cash equivalents invested in money market funds. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

Our line of credit accrued interest at a floating rate based on a formula tied to the London Inter-Bank Offered Rate (LIBOR). A 0.1 percentage point increase or decrease in LIBOR would not have had a material affect on our accrued interest due to a LIBOR floor clause stipulated in the agreement. In 2017, the United Kingdom's Financial Conduct Authority announced the intent to phase out LIBOR by the end of 2021. Effective January 1, 2022, we amended our line of credit agreement to replace references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (SOFR). Changing the floating interest rate to reference SOFR instead of LIBOR will have no material impact on our financial statements, liquidity, or access to capital markets.

Foreign Currency Risk

During the ordinary course of business, we enter into transactions denominated in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. If a hypothetical 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they were recorded at the balance sheet date, it would not have a material impact on our financial results. At this time, we have not entered into derivatives or other financial instrument transactions in an attempt to hedge our foreign currency exchange risk due to its immaterial nature. In the future, we may enter into such transactions should our exposure become more substantial.

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate as of December 31, 2021 would result in a foreign currency translation adjustment of approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sezzle Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sezzle Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2019.

Minneapolis, Minnesota
March 30, 2022

Consolidated Balance Sheets

	As of
	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$76,983,728	$84,285,383
Restricted cash, current	1,886,440	4,798,520
Notes receivable, net	133,986,583	80,807,300
Other receivables, net	5,084,099	1,403,306
Prepaid expenses and other current assets	3,350,053	1,705,919
Total current assets	221,290,903	173,000,428
Non-Current Assets
Internally developed intangible assets, net	910,584	537,046
Property and equipment, net	662,472	375,186
Operating right-of-use assets	285,865	145,576
Restricted cash, non-current	20,000	20,000
Other assets	233,752	32,537
Total Assets	$223,403,576	$174,110,773

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$96,516,668	$60,933,272
Operating lease liabilities	171,959	142,743
Accrued liabilities	7,996,772	6,680,870
Other payables	2,874,046	615,839
Total current liabilities	107,559,445	68,372,724
Long Term Liabilities
Long term debt	250,000	1,470,332
Lease liabilities	90,962	—
Line of credit, net of unamortized debt issuance costs of $1,088,869 and $173,773, respectively	77,711,131	39,826,227
Other non-current liabilities	—	4,483,073
Total Liabilities	185,611,538	114,152,356

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 and 300,000,000 shares authorized, respectively; 204,891,057 and 197,078,709 shares issued, respectively; 204,230,939 and 196,926,674 shares outstanding, respectively	2,044	1,970
Additional paid-in capital	168,338,673	112,640,974
Stock subscriptions: 20,729 and 64,000 shares subscribed, respectively	(18,545)	(69,440)
Treasury stock, at cost: 660,118 and 152,035 shares, respectively	(3,691,322)	(875,232)
Accumulated other comprehensive income	563,911	494,505
Accumulated deficit	(127,402,723)	(52,234,360)
Total Stockholders' Equity	37,792,038	59,958,417
Total Liabilities and Stockholders' Equity	$223,403,576	$174,110,773

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31, 2021	December 31, 2020
Income
Sezzle income	$98,200,184	$49,659,042
Account reactivation fee income	16,616,451	9,129,231
Total income	114,816,635	58,788,273

Operating Expenses
Personnel	56,831,368	30,689,462
Transaction expense	43,476,143	22,489,626
Third-party technology and data	5,549,844	2,464,113
Marketing, advertising, and tradeshows	9,251,854	4,274,929
General and administrative	15,768,583	7,214,535
Provision for uncollectible accounts	52,621,682	19,587,918
Total operating expenses	183,499,474	86,720,583

Operating Loss	(68,682,839)	(27,932,310)

Other Expenses
Net interest expense	(5,269,284)	(4,303,175)
Other expense, net	(65,145)	(126,291)
Loss on extinguishment of line of credit	(1,092,679)	—
Loss before taxes	(75,109,947)	(32,361,776)

Income tax expense	58,416	30,964

Net Loss	(75,168,363)	(32,392,740)

Other Comprehensive Income
Foreign currency translation adjustment	69,406	494,505

Total Comprehensive Loss	$(75,098,957)	$(31,898,235)

Net Losses per Share:
Basic and diluted loss per common share	$(0.38)	$(0.17)
Basic and diluted weighted average shares outstanding	200,344,028	186,842,646

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2020	178,931,312	$1,789	$47,154,147	$—	$—	$—	$(19,841,620)	$27,314,316
Equity based compensation	—	—	6,528,356	—	—	—	—	6,528,356
Stock option exercises	1,492,060	14	427,717	—	—	—	—	427,731
Restricted stock issuances and vesting of awards	464,736	5	482,483	—	—	—	—	482,488
Stock subscriptions receivable related to stock option exercises	244,416	3	77,912	(77,915)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	8,475	—	—	—	8,475
Repurchase of common stock	(152,035)	—	—	—	(875,232)	—	—	(875,232)
Retirement of common stock	(343,750)	(3)	(2,231)	—	—	—	—	(2,234)
Proceeds from issuance of common stock, net of issuance costs	16,289,935	162	57,972,590	—	—	—	—	57,972,752
Foreign currency translation adjustment	—	—	—	—	—	494,505	—	494,505
Net loss	—	—	—	—	—	—	(32,392,740)	(32,392,740)
Balance at December 31, 2020	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	9,013,029	—	—	—	—	9,013,029
Stock option exercises	1,486,341	15	765,771	—	—	—	—	765,786
Restricted stock issuances and vesting of awards	1,569,681	16	5,148,709	—	—	—	—	5,148,725
Issuance of restricted stock units for settlement of accrued expenses	—	—	1,996,779	—	—	—	—	1,996,779
Conversion of liability-classified incentive awards to stockholder's equity	—	—	8,580,123	—	—	—	—	8,580,123
Stock subscriptions receivable related to stock option exercises	197,056	2	196,102	(196,104)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	246,999	—	—	—	246,999
Repurchase of common stock	(508,083)	(5)	—	—	(2,816,090)	—	—	(2,816,095)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	69,406	—	69,406
Net loss	—	—	—	—	—	—	(75,168,363)	(75,168,363)
Balance at December 31, 2021	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2021	December 31, 2020
Operating Activities:
Net loss	$(75,168,363)	$(32,392,740)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	749,111	428,374
Provision for uncollectible accounts	52,621,682	19,587,918
Provision for other uncollectible receivables	7,349,852	2,723,853
Equity based compensation and restricted stock vested	14,161,754	7,010,844
Amortization of debt issuance costs	689,930	417,054
Impairment losses on long-lived assets	5,475	7,850
Loss on extinguishment of line of credit	1,092,679	—
Changes in operating assets and liabilities:
Notes receivable	(105,950,424)	(74,983,119)
Other receivables	(11,031,826)	(3,810,392)
Prepaid expenses and other assets	(1,855,206)	(795,884)
Merchant accounts payable	35,696,079	47,467,731
Other payables	2,111,082	84,962
Accrued liabilities	7,416,249	9,469,738
Operating leases	(20,124)	(25,050)
Net Cash Used for Operating Activities	(72,132,050)	(24,808,861)

Investing Activities:
Purchase of property and equipment	(686,032)	(410,896)
Internally developed intangible asset additions	(733,995)	(322,015)
Net Cash Used for Investing Activities	(1,420,027)	(732,911)

Financing Activities:
Proceeds from issuance of long term debt	—	1,220,332
Payments on long term debt	(1,220,332)	—
Proceeds from line of credit	174,666,667	85,650,000
Payments to line of credit	(135,866,667)	(67,100,000)
Payments of debt issuance costs	(1,697,705)	—
Payment of debt extinguishment costs	(1,000,000)	—
Proceeds from stock option exercises	765,786	427,731
Stock subscriptions collected related to stock option exercises	246,999	8,475
Repurchase of common stock	(2,652,014)	(611,215)
Retirement of common stock	—	(2,234)
Proceeds from issuance of common stock	30,000,000	60,457,256
Costs incurred from issuance of common stock	(2,768)	(2,484,504)
Net Cash Provided from Financing Activities	63,239,966	77,565,841

Effect of exchange rate changes on cash	98,376	455,216
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,312,111)	52,024,069
Cash, cash equivalents, and restricted cash, beginning of year	89,103,903	36,624,618
Cash, cash equivalents, and restricted cash, end of period	$78,890,168	$89,103,903

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$328,341	$—
Issuance of restricted stock units for settlement of accrued expenses	1,996,779	—
Conversion of liability-classified incentive awards to stockholder's equity	8,580,123	—
Withholding of restricted stock units to cover employee tax withholding	164,081	264,017

Supplementary disclosures:
Interest paid	$4,819,604	$3,770,838
Income taxes paid	56,017	8,326

See the accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Sezzle Inc. (the “Company” or “Sezzle”) is a technology-enabled payments company based in the United States with operations in the United States, Canada, India, Europe, and startup operations in Brazil. The Company is a Delaware Public Benefit Corporation formed on January 4, 2016. The Company offers its payment solution at online stores and a select number of brick-and-mortar retail locations, connecting consumers with merchants via a proprietary payments solution that instantly extends credit at point-of-sale, allowing consumers to purchase and receive the items that they need now while paying over time in interest-free installments.

Merchants turn to Sezzle to increase sales by tapping into Sezzle’s existing user base, increase conversion rates, increase spend per transaction, increase purchase frequency, and reduce return rates, all without bearing any credit risk. Sezzle is a high-growth, networked platform that benefits from a symbiotic and mutually beneficial relationship between merchants and consumers.

The Company’s core product allows consumers to make online purchases and split the payment for the purchase over four equal, interest-free payments over six weeks. The consumer makes the first payment at the time of checkout and makes the subsequent payments every two weeks thereafter. For the Company’s core direct integration solution, the purchase price, less merchant fees, is paid to merchants by Sezzle in advance of collecting the purchase price installments from the consumer. For the Sezzle Virtual Card solution, the full purchase price is paid to merchants at the time of sale, and Sezzle separately invoices the merchant for merchant fees due to the Company.

The Company is headquartered in Minneapolis, Minnesota.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared and presented under accounting principles generally accepted in the United States of America (U.S. GAAP). All amounts are reported in U.S. dollars, unless otherwise noted. The Company consolidates the accounts of subsidiaries for which it has a controlling financial interest. The accompanying consolidated financial statements include all the accounts and activity of Sezzle Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

The Company meets its liquidity requirements primarily through proceeds from its line of credit, of which it is subject to various covenants. During the year ended December 31, 2021, the Company incurred net losses from its operations, which if continued at the same level in future periods would result in the breach of one or more of such line of credit covenants. The Company's line of credit is a significant component of its working capital management.

On February 25, 2022 the Company amended its existing line of credit covenants as disclosed in the subsequent event footnote of the consolidated financial statements. Additionally, on March 10, 2022 the Company undertook a workforce reduction to provide the Company with additional annualized cost savings of approximately $10 million. The Company will undertake further cost cutting measures if the actions taken during the first quarter of 2022 do not fully mitigate the risk of breaching one or more of its line of credit covenants.

Management believes that the implementation of these plans will allow the Company to continue as a going concern through at least March 31, 2023.

There are no assurances that the Company’s implementation of these efforts will be successful, or that the degree of success will be sufficient to meet its current operating costs and requirements under its line of credit covenants. If the Company is unable to increase its profitability and liquidity, it may not be able to fund its ongoing operations.

The accompanying consolidated financial statements assume that the Company will continue as a going concern and have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

Concentrations of Credit Risk

Cash and Cash Equivalents

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in depository accounts that, at times, may exceed limits established by the Federal Deposit Insurance Corporation (“FDIC”) and equivalent foreign institutions. As of the date of this report, the Company has experienced no losses on such accounts.

Foreign Currency Risk

The Company holds funds and settles payments that are denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates expose the Company to fluctuations on its consolidated balance sheets and statements of operations and comprehensive loss. Currency risk is managed through limits set on total foreign deposits on hand that the Company routinely monitors.

Notes Receivable

The Company is exposed to the risk of credit losses as a result of extending credit to consumers. Changes in economic conditions may result in higher credit losses. The Company has a policy for establishing credit lines for individual consumers that helps mitigate credit risk. The allowance for uncollectible accounts is adequate for covering any potential losses on outstanding notes receivable.

Cash and Cash Equivalents

The Company considers all money market funds and other highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company accepts Automated Clearing House ("ACH"), Electronic Funds Transfer ("EFT"), debit card, and credit card payment methods from consumers as a method to settle its receivables, and these transactions are generally transmitted through third parties. The payments due from the third parties for debit card, credit card, ACH, and EFT transactions are generally settled within three days of initiation. The Company considers all bank, debit, and credit card transactions initiated before the end of the period to be cash and cash equivalents. The Company had cash and cash equivalents of $76,983,728 and $84,285,383 as of December 31, 2021 and 2020, respectively.

Restricted Cash

The Company is required to maintain cash balances in a bank account in accordance with the lending agreement executed on February 10, 2021 between Sezzle Funding SPE II, LLC, Sezzle Inc, and their third party line of credit providers Goldman Sachs Bank USA, Bastion Consumer Funding II, LLC, and Bastion Funding IV LLC. The bank account is the property of Sezzle Funding SPE II, LLC, but access to consumer payments is controlled by the line of credit providers. On a regular basis, cash received from consumers is deposited to the bank account and subsequently made available to Sezzle through periodic settlement reporting with the line of credit providers. Cash deposits to the bank account represent cash received from consumers not yet made available to Sezzle, as well as a minimum balance consisting of the sum of accrued interest on the drawn credit facility, accrued management fees charged by the line of credit providers, and 1% of the highest funded facility amount during the previous two collection periods. From time to time, Sezzle may withdraw cash received from the bank account provided it meets certain requirements. The Company is also required to maintain a minimum balance of $25,000 in a deposit account with a third-party service provider in order to fund merchants using the Company's virtual card solution. The Company had funds on deposit with foreign banking institutions as part of their respective local licensing processes that were restricted until the processes were completed. The amount on deposit within the current restricted bank accounts totaled $1,886,440 and $4,798,520 as of December 31, 2021 and 2020, respectively.

The Company is required to maintain a $20,000 cash balance held in a reserve account to cover ACH transactions. The cash balance within this account is classified as non-current restricted cash on the consolidated balance sheets.

Receivables and Credit Policy

Notes receivable represent amounts from uncollateralized consumer receivables generated from the purchase of merchandise. The original terms of the notes for the Company’s core product are to be paid back in four equal installments every two weeks over a six-week period, with the first installment being paid at the time of purchase. The Company does not charge interest on the notes to consumers. Sezzle income is recognized over the average life of the notes receivable using the effective interest rate method. These net deferred costs are recorded within notes receivable, net on the consolidated balance sheets. Notes receivable are recorded at net realizable value and are recorded as current assets. The Company evaluates the collectability of the balances based on historical performance, current economic conditions, and specific circumstances of individual notes, with an allowance for uncollectible accounts being provided as necessary.

Other receivables represents the net realizable value of consumer account reactivation fees receivable, merchant accounts receivable, and merchant processing fees receivable. Consumer account reactivation fees receivable, less an allowance for uncollectible accounts, represents the amount of account reactivation fees the Company reasonably expects to receive from consumers. Receivables from merchants represent amounts merchants owe Sezzle relating to transactions placed by consumers on their sites.

All notes receivable from consumers, as well as related fees, outstanding greater than 90 days past due are charged off as uncollectible. It is the Company’s practice to continue collection efforts after the charge-off date. Refer to Note 4 and Note 5 for further information about receivable balances, allowances, and charge-off amounts.

Sezzle Income

Sezzle income as disclosed within the consolidated statements of operations and comprehensive loss is comprised of merchant fees and rescheduled payment fees, less note origination costs.

Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Consumer installment payment plans typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. Consumers are allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee. Note origination costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive loss.

Sezzle income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method. Total Sezzle income to be recognized over the duration of existing notes receivable outstanding was $5,240,919 and $3,458,222 as of December 31, 2021 and 2020, respectively. Total Sezzle income recognized was $98,200,184 and $49,659,042 for the years ended December 31, 2021 and 2020, respectively. Sezzle income in the fourth quarter has historically been strongest for the Company, in line with consumer spending habits during the holiday shopping season.

Account Reactivation Fee Income

Sezzle also earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts. Account reactivation fee income recognized totaled $16,616,451 and $9,129,231 for the years ended December 31, 2021 and 2020, respectively.

Debt Issuance Costs

Costs incurred in connection with originating debt are capitalized and are classified in the consolidated balance sheets as a reduction of the financial statement line item for which those costs relate. Debt issuance costs are amortized over the life of the underlying debt obligation utilizing the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs is included within net interest expense on the consolidated statements of operations and comprehensive loss.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company capitalizes all property and equipment exceeding $1,000. Depreciation is provided using either the straight-line or double-declining balance method, based on the useful lives of the assets:

	Years	Method
Computers and computer equipment	3	Double-declining balance
Office equipment	5	Double-declining balance
Furniture and fixtures	7	Straight-line

Maintenance and repairs are expensed as incurred. See Note 2 for further information.

Internally Developed Intangible Assets

The Company capitalizes costs incurred for web development and software developed for internal use. The costs capitalized primarily relate to direct labor costs for employees and contractors working directly on software development and implementation. Projects are eligible for capitalization once it is determined that the project is being designed or modified to meet internal business needs; the project is ready for its intended use; the total estimated costs to be capitalized exceed $1,000; and there are no plans to market, sell, or lease the project.

Amortization is provided using the straight-line method, based on the useful lives of the intangible assets as follows:

	Years	Method
Internal use software	3	Straight-line
Website development costs	3	Straight-line

See Note 3 for further information.

Research and Development Costs

Research expenditures that relate to the development of new processes, including internally developed software, are expensed as incurred. Such costs were approximately $1,462,000 and $490,000 for the years ended December 31, 2021 and 2020, respectively. Research expenditures are recorded within personnel on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, which includes property, equipment, and internally developed intangible assets, for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairments for the years ended December 31, 2021 and 2020 were $5,475 and $7,850, respectively. Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, the Company had not renewed or extended the initial determined life for any of its recognized internally developed intangible assets.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, property and equipment, equity based compensation, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance is recorded against the Company's deferred tax assets.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. To date the Company has not recorded any liabilities for uncertain tax positions. Refer to Note 8 for further information.

Advertising Costs

Advertising costs are expensed as incurred and consist of traditional marketing, digital marketing, sponsorships, and promotional product expenses. Such costs were $8,569,276 and $3,883,936 for the years ended December 31, 2021 and 2020, respectively.

Equity Based Compensation

The Company maintains stock compensation plans that offer incentives in the form of non-statutory stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of stock options without a market condition on the measurement date using the Black-Scholes option valuation model. The fair value of stock options and restricted stock units with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing the Company’s stock option grants, significant judgment is required for determining the expected volatility of the Company’s common stock and is based on the historical volatility of both its common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units is based on the fair market value of the Company’s common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. The Company issues new shares of common stock upon the exercise of stock options and vesting of restricted stock units. Refer to Note 13 and Note 15 for further information around the Company’s equity based compensation plans.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company’s estimates and judgments are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. The amount of assets and liabilities reported on the Company’s consolidated balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, determining the allowance for uncollectible accounts recorded against outstanding receivables, the useful life of property and equipment and internally developed intangible assets, determining impairment of property and equipment and internally developed intangible assets, valuation of equity based compensation, leases, and income taxes.

Fair Value

Fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
•Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $6,408,389 and $9,996,155 as of December 31, 2021 and 2020, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.

Foreign Currency Exchange Gains (Losses)

Sezzle works with international merchants, creating exposure to gains and losses from foreign currency exchanges. Sezzle’s income and cash can be affected by movements in the Canadian Dollar, Euro, Indian Rupee, and Brazilian Real. Losses from foreign exchange rate fluctuations that affect Sezzle’s net loss totaled ($69,228) and ($125,292) for the years ended December 31, 2021 and 2020, respectively. Foreign currency exchange gains and losses are recorded within other income and expenses, net, on the consolidated statements of operations and comprehensive loss.

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at the average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income. Foreign currency translation adjustment income totaled $69,406 and $494,505 for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” which requires reporting entities estimate credit losses expected to occur over the life of the asset. Expected losses will be recorded in current period earnings and recorded through an allowance for credit losses on the consolidated balance sheet. During November 2018, April 2019, May 2019, October 2019, November 2019 and March 2020, the FASB also issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; ASU No. 2019-05 “Targeted Transition Relief”; ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326): Effective Dates”; ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; and ASU No. 2020-03 “Codification Improvements to Financial Instruments”. ASU No. 2018-19 clarifies the effective date for nonpublic entities and that receivables arising from operating leases are not within the scope of Subtopic 326-20, ASU Nos. 2019-04 and 2019-05 amend the transition guidance provided in ASU No. 2016-13, ASU No. 2019-10 delayed the effective date for applying this standard and ASU Nos. 2019-11 and 2020-03 amend ASU No. 2016-13 to clarify, correct errors in, or improve the guidance. ASU No. 2016-13 (as amended) is effective for annual periods and interim periods within those annual periods beginning after December 15, 2021. Companies that meet the criteria of a smaller reporting company can elect to defer adoption of ASU No. 2016-13 (as amended) to annual periods and interim periods within those annual periods beginning after December 15, 2022. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. As a smaller reporting company, Sezzle plans to adopt this standard beginning January 1, 2023 and is currently evaluating the impact of the standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which requires franchise taxes calculated based on income are included in income tax expense. To the extent that the franchise taxes not based on income exceed the franchise taxes based on income, the excess is recorded outside of income tax expense. ASU No. 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public entities. Sezzle adopted this standard beginning January 1, 2021 with no impact to the consolidated financial statements for the year ended December 31, 2021.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedients and exceptions if certain criteria are met when accounting for contracts or other transactions that reference LIBOR. Application of the guidance is optional until December 31, 2022 and varies based on the practical expedients elected. Effective January 1, 2022, the Company amended its line of credit agreement to replace references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (SOFR). The Company believes the change in the reference rate to SOFR from LIBOR will not have a material impact on the Company’s financial statements, and as such the Company does not anticipate needing to elect any expedients related to Reference Rate Reform.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible debt by eliminating the beneficial conversion feature and cash conversion feature models from the guidance and instead requires entities to record convertible debt at amortized cost. Application of the guidance is optional starting in fiscal years beginning after December 15, 2020 and required for public entities after December 15, 2021. The Company is not expecting this standard to have any potential future impacts on the Company’s consolidated financial statements, as its previously issued convertible debt had been settled prior to the earliest presented period in its consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, “Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance” which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU No. 2021-10 is effective for annual periods beginning after December 15, 2021 for all entities. The Company is not expecting this standard to have any potential future impacts on the Company’s consolidated financial statements, as its Paycheck Protection Program loan was accounted for as debt rather than a government grant or contribution.

Note 2. Property and Equipment

As of December 31, 2021 and 2020, property and equipment, net, consists of the following:

	2021	2020
Computer and office equipment	$1,314,656	$636,950
Furniture and fixtures	28,967	28,393
Property and equipment, gross	1,343,623	665,343
Less accumulated depreciation	(681,151)	(290,157)
Property and equipment, net	$662,472	$375,186

Depreciation expense relating to property and equipment was $394,068 and $170,949 for the years ended December 31, 2021 and 2020, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive loss.

Note 3. Internally Developed Intangible Assets

As of December 31, 2021 and 2020, internally developed intangible assets, net, consists of the following:

	2021	2020
Internal use software and website development costs	$1,397,169	$825,018
Works in process	260,468	109,155
Internally developed intangible assets, gross	1,657,637	934,173
Less accumulated amortization	(747,053)	(397,127)
Internally developed intangible assets, net	$910,584	$537,046

Amortization expense relating to internally developed intangible assets was $355,043 and $257,425 for the years ended December 31, 2021 and 2020, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive loss.

Note 4. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and reschedule fees that Sezzle reasonably expects to collect from its consumers. As of December 31, 2021 and 2020, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

	2021	2020
Notes receivable, gross	$162,341,675	$95,398,668
Less allowance for uncollectible accounts:
Balance at beginning of year	(11,133,146)	(3,461,837)
Provision	(52,621,682)	(19,587,918)
Charge-offs, net of recoveries totaling $6,153,728 and $648,799, respectively	40,640,655	11,916,609
Total allowance for uncollectible accounts	(23,114,173)	(11,133,146)
Notes receivable, net of allowance	139,227,502	84,265,522
Deferred Sezzle income	(5,240,919)	(3,458,222)
Notes receivable, net	$133,986,583	$80,807,300

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the year ended December 31, 2021.

Sezzle uses its judgment to evaluate the allowance for uncollectible accounts based on current economic conditions and historical performance of consumer payments. The historical vintages are grouped into semi-monthly populations for purposes of the allowance assessment. The balances of historical cumulative charge-offs by vintage support the calculation for estimating the allowance for uncollectible accounts for vintages outstanding less than 90 days.

Sezzle estimates the allowance for uncollectible accounts by segmenting consumer accounts receivable by the number of days balances are delinquent. Balances that are at least one day past the initial due date are considered delinquent. Balances that are not delinquent are considered current. Consumer notes receivable are charged-off following the passage of 90 days without receiving a qualifying payment, upon notice of bankruptcy, or death. Consumers are allowed to reschedule a payment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee.

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

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of December 31, 2021 and 2020:

	2021			2020
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$139,024,393	$(7,989,217)	$131,035,176	$79,673,073	$(2,692,254)	$76,980,819
Days past due:
1–28	12,263,154	(5,126,611)	7,136,543	9,574,902	(3,616,327)	5,958,575
29–56	5,266,164	(4,267,236)	998,928	3,576,255	(2,646,627)	929,628
57–90	5,787,964	(5,731,109)	56,855	2,574,438	(2,177,938)	396,500
Total	$162,341,675	$(23,114,173)	$139,227,502	$95,398,668	$(11,133,146)	$84,265,522

Note 5. Other Receivables

As of December 31, 2021 and 2020, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

	2021	2020
Account reactivation fees receivable, net	$1,325,443	$804,060
Receivables from merchants, net	3,758,656	599,246
Other receivables, net	$5,084,099	$1,403,306

Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Any account reactivation fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that Sezzle reasonably expects to collect from its consumers.

As of December 31, 2021 and 2020, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

	2021	2020
Account reactivation fees receivable, gross	$3,016,514	$1,875,648
Less allowance for uncollectible accounts:
Balance at start of period	(1,071,588)	(483,518)
Provision	(6,128,851)	(2,347,733)
Charge-offs, net of recoveries totaling $1,273,319 and $71,110, respectively	5,509,368	1,759,663
Total allowance for uncollectible accounts	(1,691,071)	(1,071,588)
Account reactivation fees receivable, net	$1,325,443	$804,060

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the year ended December 31, 2021.

Receivables from merchants primarily represent merchant fees receivable for orders settled with the Sezzle Virtual Card solution. Such receivables totaled $3,738,765 and $596,156 as of December 31, 2021 and 2020, respectively. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and Sezzle separately invoices the merchant for the merchant fees due to Sezzle.

Additionally, the Company had other uncollectible receivables, net, which totaled $19,891 and $3,090 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded direct write-downs of $1,221,001 and $376,120, respectively, related to these other uncollectible receivables from merchants which are included in transaction expense on the consolidated statements of operations and comprehensive loss. Such write-downs are also included in the provision for uncollectible other receivables on the consolidated statements of cash flows.

Note 6. Leases

Sezzle is currently entered into operating leases for its corporate office spaces in the United States, Canada, India, Lithuania, and Brazil. Total lease expense incurred for the years ended December 31, 2021 and 2020 was $472,876 and $513,248, respectively. Lease expense is recognized within general and administrative on the consolidated statements of operations and comprehensive loss. Cash payments for leases totaled $466,315 and $558,631 for the years ended December 31, 2021 and 2020.

Right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods that the Company is reasonably certain to exercise. Right-of-use assets and lease liabilities are recorded within current assets and liabilities, respectively, on the consolidated balance sheets.

During the year ended December 31, 2021, Sezzle renewed a portion of its operating leases in the United States and Canada, which it had previously determined it was unlikely to renew. Additionally, Sezzle entered into new operating lease agreements in Lithuania and Brazil. As a result, Sezzle recorded an increase in its operating right-of-use assets and its corresponding lease liabilities of $328,341.

The expected maturity of the Company’s operating leases as of December 31, 2021 is as follows:

2022	$205,637
2023	91,133
2024	12,753
Interest	(46,602)
Present value of lease liabilities	$262,921

The weighted average remaining term of the Company’s operating leases is 1.5 years and its weighted average discount rate for all operating leases is 5.25%. As of December 31, 2021, Sezzle has not entered into any lease agreements that contain residual value guarantees or financial covenants.

Note 7. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of December 31, 2021 and 2020, the Company had outstanding agreements that stipulate Sezzle will commit to spend up to approximately $35.1 million and $0.7 million, respectively, in marketing and advertising spend in future periods. These agreements generally have contractual terms ranging from one to three years.

Expenses incurred relating to these agreements totaled $6,496,361 and $3,220,959 for the years ended December 31, 2021 and 2020, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive loss. Sezzle had approximately $83,000 and $211,000 recorded as a prepaid expense related to these agreements in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks. As of December 31, 2021, the Company had outstanding agreements that stipulate Sezzle may spend approximately $6.7 million in future periods if such criteria are met.

Note 8. Income Taxes

The components of loss before taxes for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
United States	$(63,143,175)	$(29,879,368)
International	(11,966,772)	(2,482,408)
Total	$(75,109,947)	$(32,361,776)

The income tax expense components for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Current tax expense
Federal	$—	$—
Foreign	—	—
State	58,416	30,964
Deferred tax expense
Federal	—	—
Foreign	—	—
State	—	—
Income tax expense	$58,416	$30,964

The components of the net deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$17,865,584	$5,849,989
Allowance for uncollectible accounts	6,171,512	2,822,803
Equity based compensation	3,273,873	773,546
Lease liability	50,408	31,855
Startup costs	10,517	10,857
Accruals	328,154	1,722,143
Nondeductible interest	945,153	—
Other	290,029	144,194
Total net deferred tax assets	28,935,230	11,355,387
Valuation allowance	(28,842,025)	(11,227,262)
Deferred tax liabilities:
Depreciation and amortization	(36,457)	(93,439)
Equity based compensation	(356)	(1,664)
Right-of-use asset	(56,392)	(33,022)
Total net deferred tax liabilities	(93,205)	(128,125)
Net deferred tax asset (liability)	$—	$—

A reconciliation of the Company’s provision for income taxes at the federal statutory rate to the reported income tax provision for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Computed "expected" tax benefit	(21.0)%	(21.0)%
State income tax benefit, net of federal tax effect	(2.6)	(1.7)
Nondeductible equity based compensation	1.2	0.1
Other permanent differences	0.3	—
Change in valuation allowance	23.5	23.4
Foreign rate differentials and other	(1.3)	(0.7)
Income tax expense	0.1%	0.1%

As of December 31, 2021, the Company had federal, state, and foreign net operating loss carryforwards of approximately $60,228,000, $28,834,000, and $13,589,000, respectively. The federal net operating loss carryforwards that originated after 2017 have an indefinite life and may be used to offset 80% of a future year’s taxable income. The federal net operating loss carryforwards that originated prior to 2018 have expiration dates between 2036 and 2037. The state net operating losses will carryforward for between 15 years and indefinitely and begin to expire in 2031.

The Company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. An ownership change under Section 382 has not been determined at this time.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth.

On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $28,842,025 has been recorded since the deferred tax asset is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The change in valuation allowance was approximately $17,615,000 and $7,567,000 for the years ended December 31, 2021 and 2020, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, Brazil, Canada, Germany, India, Lithuania, the Netherlands and various U.S. states. The Company does not believe an uncertain tax position exists as of December 31, 2021. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2021, the Company had no accrued interest and penalties.

The Company’s federal and state tax returns are open for review going back to the 2018 tax year.

The Tax Cuts and Jobs Act, signed into U.S. legislation on December 22, 2017, introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period cost when incurred, or 2) factoring such amounts into the Company’s measurement of its deferred taxes. GILTI depends not only on the Company's current structure and estimated future income, but also on intent and ability to modify the structure or business. The Company has chosen to treat GILTI as a current-period cost when incurred.

In November 2018, the U.S. Treasury issued proposed regulations for the new section 163(j), which generally limits business interest deductions to 30% of adjusted taxable income (“ATI”). Any disallowed business interest can be carried forward on an indefinite basis. For the year ended December 31, 2021, the Company has disallowed business interest carryforwards of $3,874,493.

Management’s intention is to reinvest foreign earnings into the Company’s foreign operations. To date, Sezzle’s various foreign subsidiaries do not have any earnings.

Note 9. Stockholders’ Equity

Repurchase and Retirement of Common Stock

On June 3, 2020, the Company repurchased 343,750 common shares from an existing stockholder. The purchase was made at the original cost basis, totaling $2,234, and is recorded as a reduction in common stock and additional paid-in capital within the consolidated statements of stockholders’ equity as of December 31, 2020. The repurchased shares were retired upon purchase by the Company.

Sezzle retains a portion of vested restricted stock units to cover withholding taxes for employees. As of December 31, 2020, Sezzle had withheld 152,035 shares at a value totaling $875,232. As of December 31, 2021, Sezzle had withheld 660,118 shares at a value totaling $3,691,322. Sezzle recognizes these amounts as treasury stock, at cost, within the consolidated balance sheets as a reduction to stockholders’ equity.

Issuance of Common Stock

On July 15, 2020, Sezzle raised $55,316,546 of proceeds via an institutional placement. On August 10, 2020, the Company raised an additional $5,140,710 of proceeds via a Securities Purchase Plan offered to existing investors. The total costs of the capital raise were $2,484,504, resulting in overall net proceeds of $57,972,752. In exchange for the capital raise, Sezzle issued 16,289,935 Chess Depository Interests (“CDIs”) at a price of $3.82 per CDI (A$5.30). The issued CDIs are equivalent to common shares on a 1:1 basis.

On July 14, 2021, Sezzle agreed to issue Discover Financial Services LLC $30,000,000 of the Company’s common stock at a price of $6.58 per share (A$8.83), which was completed on July 19, 2021. The Company incurred issuance costs of $2,768 in connection to this sale. The proceeds from the sale offset such issuance costs within stockholders’ equity on the consolidated balance sheets.

Note 10. Employee Benefit Plan

During the years ended December 31, 2021 and 2020, the Company sponsored a defined contribution 401(k) plan for eligible U.S. employees. Participants in the plan can elect to defer a portion of their eligible compensation, on a pre- or post-tax basis, subject to annual statutory contribution limits. Additionally, in 2021 the Company began sponsoring a defined contribution Registered Retirement Savings Plan (“RRSP”) for eligible Canadian employees. Participants in the RRSP can elect to defer a portion of their eligible compensation on a pre-tax basis, subject to annual statutory contribution limits. Assets under both plans are held separately from those of the Company in funds under the control of a third-party trustee.

Effective July 1, 2021, the Company began matching up to six percent of employee contributions under both plans. During the year ended December 31, 2021, the Company incurred expenses of $588,612 related to matching contributions. The Company made no contributions to the plan during the year ended December 31, 2020.

Note 11. Line of Credit

For the years ended December 31, 2021 and 2020, interest expense relating to the utilization of its lines of credit was $1,745,528 and $2,238,740, respectively. Interest expense relating to unused daily amounts was $560,687 and $229,523 for the years ended December 31, 2021 and 2020, respectively. Amortization expense recorded for debt issuance costs related to its lines of credit totaled $689,930 and $417,054 for the years ended December 31, 2021 and 2020, respectively.

2019 Line of Credit Agreement

On November 29, 2019, Sezzle Funding SPE, LLC and Sezzle Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with Bastion Consumer Funding II, LLC, Atalaya Asset Income Fund IV LP, and Hudson Cove Credit Opportunity Master Fund, LP (the “Syndicate”) for a credit facility of $100,000,000 with a maturity date of May 29, 2022. The Loan Agreement bore interest at a floating per annum rate equal to the 3-month LIBOR + 7.75% (minimum 9.50%). The interest rate was 9.50% as of December 31, 2020. Beginning May 27, 2020, any daily unused amounts incurred a facility fee due to the Syndicate from Sezzle at a rate of .50% per annum. The Company had an outstanding revolving line of credit balance of $40,000,000 as of December 31, 2020, recorded within line of credit, net as a non-current liability on the consolidated balance sheets.

Under the Loan Agreement, interest on borrowings was due monthly and all borrowings were due at maturity. Borrowings subsequent to May 1, 2019 were based on 90% of eligible notes receivable from both the United States and Canada, defined as past due balances outstanding less than 30 days originating from the United States. The Company’s obligations under the Loan Agreement were secured by its consumer notes receivable. The collateral did not include the Company’s intellectual property, but the Company had agreed not to encumber its intellectual property without the consent of the Syndicate. As of December 31, 2020, Sezzle had pledged $70,989,536 of its notes receivable to Sezzle Funding SPE, LLC. Sezzle had an unused borrowing capacity of $23,890,582 as of December 31, 2020.

The Company was required to maintain a drawdown from the credit facility of at least $20,000,000 beginning November 29, 2019 and of at least $40,000,000 beginning November 29, 2020. In February 2021, the Company paid a $1,000,000 fee to terminate this Loan Agreement and repaid the amounts outstanding under the credit facility with proceeds from the Company’s new line of credit, which is defined below. Total cumulative cash payments for debt issuance costs related to this Loan Agreement were $663,649.

2021 Line of Credit Agreement

On February 10, 2021, Sezzle Funding SPE II, LLC, a wholly owned indirect subsidiary of Sezzle, (the “Borrower”) entered into a senior secured asset-based revolving credit facility, with a borrowing capacity of up to $250,000,000 (the “line of credit”), which is governed by a credit agreement entered into by the Borrower, Goldman Sachs Bank USA (the “Class A senior lender”), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the “Class B mezzanine lenders”). The line of credit has a maturity date of June 12, 2023 (a 28-month term from the agreement date).

Fifty percent of the total available funding facility ($125,000,000) is committed (the “Committed Facility”), while the remaining fifty percent ($125,000,000) is available to the Company for expanding its funding capacity (the “Incremental Facility”). Each of the Committed Facility and Incremental Facility is split between the Class A senior lender and Class B mezzanine lenders (in the amounts of $97.2 million and $27.8 million for each facility, respectively), and the amounts available to be borrowed from the Class A senior lender and Class B mezzanine lenders are subject to separate borrowing bases. Loans under the Incremental Facility are available at the sole discretion of each Class A and Class B lender. The Company had an outstanding line of credit balance of $78,800,000 as of December 31, 2021, recorded within line of credit, net, as a non-current liability on the consolidated balance sheets.

The agreement is secured by the Company’s consumer notes receivable it chooses to pledge. Borrowings are generally based on 90% of eligible notes receivable pledged, or 85% if the weighted average FICO scores of the pledged receivables fall below 580. Eligible notes receivable are defined as notes receivable from consumers in the United States or Canada that are less than 15 days past due. As of December 31, 2021, Sezzle had pledged $149,203,705 of its notes receivable and had an unused borrowing capacity of $29,771,561.

The obligations of the Borrower under the line of credit are guaranteed by Sezzle Funding SPE II Parent, LLC, a wholly owned subsidiary of Sezzle, (“SPE II Parent”), which is the sole member and owner of 100% of the equity interests of the Borrower, pursuant to the Pledge and Guaranty Agreement dated as of February 10, 2021 (the “Parent Guaranty”), entered into by SPE II Parent in favor of Goldman Sachs Bank USA, as administrative agent, on behalf of the secured parties under the line of credit. The line of credit is further supported by a limited guaranty and indemnity of certain losses, expenses, and claims of the lenders and other secured parties, provided by the Company, as the direct owner of 100% of the legal and beneficial equity interests in SPE II Parent, pursuant to the Limited Guaranty and Indemnity Agreement entered into as of February 10, 2021 (the “Limited Guaranty”) by the Company for the benefit of Goldman Sachs Bank USA, as administrative agent on behalf of the secured parties under the line of credit.

The line of credit carries an interest rate of 3-month LIBOR+3.375% and 3-month LIBOR+10.689% (the LIBOR floor rate is set at 0.25%) for funds borrowed from the Class A senior lender and Class B mezzanine lenders, respectively. As of December 31, 2021, the weighted average interest rate was 5.25%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically fortnightly.

Additionally, any unused daily amounts incurred a facility fee at a rate of 0.50% per annum until May 11, 2021. Beginning May 11, 2021, the facility fee rate became variable, dependent on the percentage of the line of credit utilized. If less than one-third of the facility is used, the rate is 0.65% per annum; if between one-third and two-thirds of the facility is used, the rate is 0.50% per annum; and if more than two-thirds of the facility is used, the rate is 0.35% per annum. In the event of a prepayment due to a broadly marketed and distributed securitization transaction with a party external to the agreement, an exit fee of 0.75% of such prepaid balance will be due to the lender upon such transaction. Total cumulative cash payments for debt issuance costs related to the new line of credit were $1,697,705, all of which were paid during the year ended December 31, 2021.

The agreement governing the line of credit includes certain restrictive covenants and, among other things and subject to certain exceptions and qualifications, limits the Borrower’s ability to: (i) incur or guarantee additional indebtedness, (ii) make investments or other restricted payments, (iii) acquire assets or form or acquire subsidiaries; (iv) create liens, (v) sell assets, (vi) pay dividends or make other distributions or repurchase or redeem capital stock, (vii) engage in certain transactions with affiliates, (viii) enter into agreements that restrict the creation or incurrence of liens other than the line of credit and related documents; (ix) engage in liquidations, mergers or consolidations; and (x) make any material amendment, modification or supplement to its credit guidelines or servicing guide. SPE II Parent is subject to similar restrictive covenants contained in the Parent Guaranty.

The Limited Guaranty includes financial maintenance covenants pertaining to the tangible net worth, liquidity and leverage of the Company and its subsidiaries on a consolidated basis (the “Consolidated Group”). The Consolidated Group is required to maintain at all times a minimum tangible net worth of (i) if the aggregate outstanding principal balance of advances under the line of credit is less than or equal to $125.0 million, $15.0 million or (ii) if the aggregate outstanding principal balance of advances under the line of credit is greater than $125.0 million, $30.0 million. With respect to liquidity, the Consolidated Group must maintain unrestricted cash at all times in an amount at least equal to the greater of (i) $7.5 million and (ii) 7.5% of the amount funded under the line of credit. The Consolidated Group is also required to maintain a maximum leverage ratio, tested as of the last day of each fiscal quarter, of (i) on or prior to March 31, 2022, 8.00 to 1.00 and (ii) after March 31, 2022, 12.00 to 1.00. All three financial covenants are subject to tightening should the Company become party to a comparable guaranty containing similar financial covenants set at more restrictive levels. A failure by the Company to satisfy the financial covenants under the Limited Guaranty constitutes an event of default under the line of credit.

The credit agreement governing the line of credit also contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, an event of default upon a change of control). An immediate event of default is also deemed to have occurred if ratios pertaining to defaulted collateral receivables of a particular vintage or past due collateral receivables within a certain collection period exceed pre-determined levels.

Note 12. Long Term Debt

Minnesota Department of Employment and Economic Development Loan

On July 26, 2018, the Minnesota Department of Employment and Economic Development (“DEED”) funded a $250,000 seven-year interest-free loan to Sezzle under the State Small Business Credit Initiative Act of 2010 (the “Act”). The Act was created for additional funds to be allocated and dispersed by states that have created programs to increase the amount of capital made available by private lenders to small businesses. The loan proceeds are used for business purposes, primarily start-up costs and working capital needs. The loan may be prepaid in whole or in part at any time without penalty. If more than fifty percent of the ownership interest in Sezzle is transferred during the term of the loan, the loan will be required to be paid in full, along with a penalty in the amount of thirty percent of the original loan amount. The loan matures and is due to be paid back to DEED in June 2025.

Paycheck Protection Program Loan

On April 14, 2020, the Company received loan proceeds in the amount of $1,220,332 under the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. PPP loans are uncollateralized and guaranteed by the SBA, and are forgivable after a “covered period” (eight or twenty-four weeks) as long as the borrower maintains its payroll levels and uses the loan proceeds for eligible expenses, including payroll, benefits, rent, and utilities. The forgiveness amount will be reduced if the borrower terminates employees or reduces salaries and wages more than 25% during the covered period. Any unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% with payments deferred until the SBA remits the borrower’s loan forgiveness amount to the lender, or, if the borrower does not apply for forgiveness, ten months after the end of the covered period. PPP loan terms provide for customary events of default including payment defaults, breaches of representations and warranties, and insolvency events and may be accelerated upon the occurrence of one or more of these events of default. Additionally, the PPP loan terms do not include prepayment penalties.

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

Note 13. Equity Based Compensation

The Company issues incentive and non-qualified stock options, restricted stock units, and restricted stock awards to employees and non-employees with vesting requirements varying from six months to four years. The Company utilizes the Black-Scholes model for valuing stock option issuances and the grant date fair value for valuing restricted stock issuances.

Equity based compensation expense, including vesting of restricted stock units, totaled $14,161,754 and $7,010,844 for the years ended December 31, 2021 and 2020, respectively. Equity based compensation expense is recorded within personnel on the consolidated statements of operations and comprehensive loss.

2016 Employee Stock Option Plan

The Company adopted the 2016 Employee Stock Option Plan on January 16, 2016. The number of options authorized for issuance under the plan is 10,000,000. The Company had 5,659,017 and 6,844,170 options issued and outstanding under the plan as of December 31, 2021 and 2020, respectively. Additionally, the Company had 38,888 and 155,556 of restricted stock awards issued and outstanding as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, 889,320 and 1,344,145 options were exercised into 888,815 and 1,344,145 shares of common stock, respectively. Differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2019 Equity Incentive Plan

The Company adopted the 2019 Equity Incentive Plan on June 25, 2019. The number of options authorized for issuance under the plan is 26,000,000. The Company had 15,102,771 and 17,671,374 options issued and outstanding as of December 31, 2021 and 2020, respectively; and 1,467,292 and 2,680,259 restricted stock units issued and outstanding as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, 835,684 and 392,331 options were exercised into 794,582 and 392,331 shares of common stock, respectively. Differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2021 Equity Incentive Plan

The Company adopted the 2021 Equity Incentive Plan on June 15, 2021. The number of options authorized for issuance under the plan is 25,000,000. As of December 31, 2021, the Company had 433,980 options issued and outstanding, and 4,316,959 restricted stock units issued and outstanding. During the year ended December 31, 2021, no options were exercised into shares of common stock for this equity incentive plan.

The following tables summarize the options issued, outstanding, and exercisable under the Company’s equity based compensation plans as of December 31, 2021 and 2020:

	For the year ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	24,515,544	$1.34	$84,731,639	8.65
Granted	1,922,480	6.29	—	—
Exercised	(1,683,397)	0.71	8,329,397	—
Canceled	(3,558,859)	2.37	—	—
Outstanding, end of year	21,195,768	1.74	23,079,520	7.76
Exercisable, end of year	11,137,578	1.02	16,036,993	7.05
Expected to vest, end of year	10,058,190	$2.55	$7,042,527	8.55

	For the year ended December 31, 2020
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	17,052,503	$0.62	$14,895,996	9.18
Granted	10,105,163	0.83	—	—
Exercised	(1,736,476)	0.31	5,917,834	—
Canceled	(905,646)	0.10	—	—
Outstanding, end of year	24,515,544	1.34	84,731,639	8.65
Exercisable, end of year	7,064,077	0.52	29,883,424	8.04
Expected to vest, end of year	17,451,467	$1.68	$54,848,215	8.90

The following table represents the assumptions used for estimating the fair values of stock options granted to employees, contractors, and non-employees of the Company under the Black-Scholes method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

	2021	2020
Risk-free interest rate	0.65%–1.07%	0.37%–0.56%
Expected volatility	87.39%–90.89%	91.30%–93.83%
Expected life (in years)	6.00	6.00
Weighted average estimated fair value of options granted	$4.95	$2.23

The following table represents the assumptions used for estimating the fair values of stock options granted to executives under the Long Term Incentive Plan (LTIP) of the Company under the Monte Carlo Simulation valuation model. Refer to Note 15 for further information around the Company’s LTIP plan. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

	2021	2020
Risk-free interest rate	1.62%	0.68%
Expected volatility	87.40%	93.00%
Expected life (in years)	5.81	6.10
Weighted average estimated fair value of options granted	$3.06	$0.64

Restricted stock award and restricted stock unit transactions during the years ended December 31, 2021 and 2020 are summarized as follows:

	For the year ended December 31, 2021		For the year ended December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	2,833,743	$3.37	772,222	$1.12
Granted	4,733,804	4.64	2,659,094	3.48
Vested	(1,686,349)	4.19	(581,402)	1.02
Forfeited or surrendered	(58,059)	6.25	(16,171)	1.35
Unvested shares, end of year	5,823,139	$4.22	2,833,743	$3.37

During the year ended December 31, 2021, employees and non-employees received restricted stock units totaling 4,733,804. Vesting of restricted stock units and restricted stock awards totaled 1,569,681 and 116,668, respectively. The shares underlying the restricted stock units granted in 2021 were assigned a weighted average fair value of $4.64 per share, for a total value of $21,964,851. The restricted stock issuances are scheduled to vest over a range of one to four years.

During the year ended December 31, 2020, employees and non-employees received restricted stock units totaling 2,659,094. Vesting of restricted stock units and restricted stock awards totaled 464,736 and 116,666, respectively. The shares underlying the restricted stock units granted in 2020 were assigned a weighted average fair value of $3.48 per share, for a total value of $9,250,511. The restricted stock issuances are scheduled to vest over a range of one to four years.

As of December 31, 2021, the total compensation cost related to non-vested awards not yet recognized is $27,266,222 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.7 years.

As of December 31, 2020, the total compensation cost related to non-vested awards not yet recognized is $23,912,268 and is expected to be recognized over the weighted average remaining recognition period of approximately 3.1 years.

Sezzle Payments Employee Share Option Plan

Sezzle Payments Private Limited, an Indian subsidiary of Sezzle, adopted the Sezzle Payments Employee Share Option Plan on February 25, 2021. Options under this plan are issued to employees of the subsidiary and are exercisable into common shares of the subsidiary. As of December 31, 2021, 530,305 options were issued and outstanding under the plan. During the year ended December 31, 2021, no options vested nor were exercised into shares of common stock. Equity based compensation expense associated with the plan totaled $378,551 and is recognized within personnel on the consolidated statements of operations and comprehensive loss, offset against additional paid-in capital of Sezzle. When an option is exercised under this plan the newly issued shares will be reported as non-controlling interest at an amount equal to the proportional share of the subsidiary’s equity with a corresponding offset to additional paid-in capital on the consolidated balance sheets.

The following table summarizes the options issued, outstanding, and exercisable under the Sezzle Payments Employee Share Option Plan as of December 31, 2021:

	For the year ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	—	$—	$—	—
Granted	530,305	0.23	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding, end of year	530,305	0.23	723,750	9.97
Exercisable, end of year	—	—	—	—
Expected to vest, end of year	530,305	$0.23	$723,750	9.97

The following table represents the assumptions used for estimating the fair values of stock options granted under the Sezzle Payments Employee Share Option Plan using the Black-Scholes method. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

2021
Risk-free interest rate	1.07%
Expected volatility	96.90%–97.35%
Expected life (in years)	6.00
Weighted average estimated fair value of options granted	$1.47

As of December 31, 2021, the total compensation cost related to non-vested awards not yet recognized is $404,095 and is expected to be recognized over the weighted average remaining recognition period of approximately 1.7 years.

Note 14. Merchant Accounts Payable

During the years ended December 31, 2021 and 2020, Sezzle offered its merchants an interest bearing program in which merchants could defer payment from the Company in exchange for interest. Merchant accounts payable in total were $96,516,668 and $60,933,272 as of December 31, 2021 and 2020, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $78,097,910 and $53,528,501 were recorded within the merchant interest program balance as of December 31, 2021 and 2020, respectively.

Deferred payments retained in the program bear interest at the LIBOR daily (3 month) rate plus three percent (3.0%) on an annual basis, compounding daily. The weighted average annual percentage yield was 3.22% and 5.43% for the years ended December 31, 2021 and 2020, respectively. Interest expense associated with the program totaled $2,314,770 and $1,475,554 for the years ended December 31, 2021 and 2020, respectively.

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

Note 15. Short and Long–Term Incentive Plans

In May 2020, the Company adopted a short-term incentive compensation plan for its employees and executives. The program is based on achievements where individuals will be compensated for Company-wide and individual and/or team performance for the fiscal year. Measurement of compensable amounts is determined at the end of the year and payouts to individuals are generally made in the form of restricted stock units in the following year. As of December 31, 2020, the Company had accrued an estimate of $2,133,806 for this program, which was recorded in accrued liabilities on the consolidated balance sheets. During 2021, the Company determined the final compensation amounts for the 2020 plan and issued restricted stock units valued at $1,996,779 as compensation to eligible employees, recorded as a reclassification from accrued liabilities to stockholder’s equity. The Company did not have an accrual for the short-term incentive program as of December 31, 2021.

The Company also adopted an LTIP program for its executive team in May 2020. The LTIP comprises grants of market priced stock options under the 2019 Equity Incentive Plan, with vesting subject to required levels of Comparative Total Shareholder Return (TSR) tested over three years, and subject to continued employment for a three-year period ending January 1, 2023. Both the market and service vesting conditions must be met in order for the grantee to vest at the end of the three year measurement period. Each of the eligible executive and designated senior officers of the Company was awarded a long term incentive stock option grant to purchase shares of common stock on May 22, 2020. The stock options have an exercise price of A$2.10 per share, based on the closing sale price of CHESS Depository Interests (CDIs) on the Australian Securities Exchange (ASX) on May 21, 2020, the trading day prior to the date of grant. The amount of each award is equal to 300% of the individual’s salary in effect as of May 22, 2020 (100% for each of the three years in the performance period and pro-rated for start date). The Company’s stock price performance will be measured based on its volume weighted average price relative to other companies included within the S&P/ASX All Technology Index. The number of long term incentive stock option grants were calculated based on a fair value of $0.64 per option, determined under the Monte Carlo Simulation valuation method.

During 2021, an executive became eligible for the LTIP program and was issued an option award on March 12, 2021. The total fair value of the award is equal to 200% of the individual’s salary in effect on the date of grant. The awards have an exercise price of A$8.00 and a fair value of $3.06 per award. This award is subject to the same market and service vesting conditions as the grants issued in 2020, though is measured over a two-year period ending January 1, 2023.

The compensable amounts under the LTIP to executive board members were subject to shareholder approval. Due to the pending approval as of December 31, 2020, the Company remeasured the fair value of the awards issued to executive board members utilizing the Monte Carlo Simulation valuation method and accrued $4,483,073 within other non-current liabilities in the consolidated balance sheets, and offset by an expense recognized in personnel on the consolidated statements of operations and comprehensive loss. The Company remeasured the fair value of the awards on March 31, 2021 and on June 10, 2021, when the Company received shareholder approval to grant the LTIP awards to executive board members in the form of performance-based restricted stock units. Upon the approval date the Company reclassified the awards from other long-term liabilities to stockholder’s equity. The total fair value reclassified from liability to stockholder’s equity for the LTIP awards was $8,580,123. Total expense recognized related to compensation under the LTIP program was $6,680,130 and $5,939,644 for the years ended December 31, 2021 and 2020, respectively.

Note 16. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given the Company is in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the years ended December 31, 2021 and 2020.

Note 17. Subsequent Events

The Company has evaluated subsequent events through the date of the audit report and determined that there have been no events, other than those disclosed below, that have occurred that would require adjustment to the disclosures in the consolidated financial statements.

Proposed Merger with Wholly-Owned Subsidiary of Zip

On February 28, 2022, the Company entered into the Zip Merger Agreement, pursuant to which, upon the terms and subject to the conditions thereof, the Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Zip. Subject to the terms and conditions of the Zip Merger Agreement, each share of the Company’s common stock (including each share of the Company’s common stock in respect of which a Company CDI (as defined in the Zip Merger Agreement) has been issued) issued and outstanding immediately prior to the Effective Time (other than shares of the Company’s common stock that are held by the Company (or any of its subsidiaries), Zip (or any of its subsidiaries or Merger Sub) shall be cancelled and converted into the right to receive, at the election of the Company’s stockholders (subject to the immediately following sentence), (a) a number of Zip ordinary shares equal to the “Exchange Ratio” or (b) a number of Zip ADRs representing a number of Zip ordinary shares equal to the Exchange Ratio. Any person who is an Australian Stockholder (as defined in the Zip Merger Agreement) will only be entitled to consideration in the form of Zip ordinary shares.

The Zip Merger Agreement includes customary representations, warranties and covenants of the Company, Zip and Merger Sub. Subject to the terms of the Zip Merger Agreement and certain exceptions, the Company and Zip have agreed to operate their respective businesses in the ordinary course consistent with past practice and use commercially reasonable efforts to maintain their respective business organizations and advantageous business relationships until the closing of the transaction. Concurrently with the execution and delivery of the Zip Merger Agreement, certain significant stockholders of both the Company (Charles Youakim and Paul Paradis) and Zip (Larry Diamond and Peter Gray) entered into support agreements pursuant to which, among other things, they agreed to vote all of their stock or ordinary shares, as applicable, in favor of the transaction.

Recent Amendment to Credit Agreement and Guaranty

On February 25, 2022, the Company entered into Amendment No. 3 (the “Credit Agreement Amendment”) to that certain Revolving Credit and Security Agreement, dated as of February 10, 2021, as amended as of April 29, 2021, as further amended as of October 15, 2021, by and among Sezzle Funding SPE II, LLC (the “Borrower”), Goldman Sachs Bank USA (the “Administrative Agent”) and the other lenders party thereto from time to time (the “Existing Credit Agreement”).

The Credit Agreement Amendment amends, among other things, certain definitions and events of default under the Existing Credit Agreement to clarify the terms of applicable cure periods involving replacement of the Servicer or Backup Servicer (each as defined therein).

On February 25, 2022, the Company also entered into Amendment No. 1 (the “Limited Guaranty Amendment”) to that certain Limited Guaranty and Indemnity Agreement, dated as of February 10, 2021, by and among the Company (as “Limited Guarantor” thereunder) and the Administrative Agent (the “Existing Limited Guaranty”).

The Limited Guaranty Amendment amends the Existing Limited Guaranty to adjust and provide alternatives for certain Limited Guarantor financial covenant measurement thresholds and requires certain Limited Guarantor compliance reporting obligations during a defined modification period. The length of the modification period is dependent in part upon the ongoing status of the Merger Agreement and progress toward closing of the merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

During the quarters ended June 30, 2021 and September 30, 2021, we identified certain deficiencies in the design and implementation of our disclosure controls and procedures. The deficiencies primarily relate to inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. These deficiencies mean that it is possible that our business process controls that depend on data and information from the affected information technology systems could be adversely affected.

To remediate the deficiencies identified, we dedicated significant resources to implement new processes to improve our internal controls over financial reporting. These remediation actions included (i) implementing additional internal reporting capabilities that allow for validation of the completeness and accuracy of key reports utilized in the financial reporting process; (ii) engaging additional personnel to aid in timely validation of the completeness and accuracy of the impacted key reports and (iii) engaging additional external advisors and resources to aid in the design of our disclosure controls to ensure the completeness and accuracy of internal reporting capabilities. As of December 31, 2021, through testing of the implemented controls, we believe we have remediated the identified deficiencies in our disclosure controls and have strengthened our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, during the year ended December 31, 2021, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, their respective ages as of March 30, 2022, and certain other information are as follows:

Name	Age	Director Since	Position	Committee Membership
Charles Youakim	45	2016	Co-Founder, Executive Chairman, and Chief Executive Officer	—
Paul Paradis	38	2018	Co-Founder, Executive Director, and President	—
Paul Lahiff	69	2019	Independent Non-Executive Director	Audit and Risk Committee (Chair), Remuneration and Nomination Committee (Chair)
Kathleen Pierce-Gilmore	44	2019	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)
Paul Purcell	47	2019	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)
Mike Cutter	56	2020	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)

Charles Youakim

Mr. Youakim is our co-founder, Executive Chairman, and Chief Executive Officer of Sezzle. Mr. Youakim is a serial technology entrepreneur with nearly ten years of experience in growing fintech companies from inception to large-scale businesses. Mr. Youakim began his career as an engineer and software developer. After successfully advancing in his early career, he returned to business school where he was able to focus on expanding his knowledge of finance, marketing, and business strategy.

In 2010, after completing business school, Mr. Youakim founded his first payments company, Passport Labs, Inc. (“Passport”). Passport became a leader in software and payments for the transportation industry. At Passport, Mr. Youakim led the construction and the original technology and led the company as it disrupted the industry through the introduction of white label systems and payment wallets. Passport is the technology behind enterprise transportation installations like ParkChicago, ParkBoston, and the GreenP in Toronto.

Mr. Youakim co-founded Sezzle in 2016 and also planned much of the business’ technology architecture. Mr. Youakim has a degree in Mechanical Engineering from the University of Minnesota and an MBA from the Carlson School of Management at the University of Minnesota. Mr. Youakim does not currently hold any other directorships. We believe Mr. Youakim is well-qualified to serve as a member of our board of directors due to his perspective and experience from serving as co-founder and Chief Executive Officer of Sezzle, as well as his experience leading other technology companies.

Paul Paradis

Mr. Paradis co-founded Sezzle and has served as a member of our board of directors since May 2018. Mr. Paradis has served as President since July 2020 and, prior to serving as President, Mr. Paradis was our Chief Revenue Officer since May 2016. Mr. Paradis has extensive experience in sales and marketing. He began his career in sales with the Minnesota Timberwolves. He left the Timberwolves to attain his MBA from the Carlson School of Management at the University of Minnesota, where he focused on marketing and strategy. After graduating from the Carlson School of Management, Mr. Paradis spent six years leading sales and marketing at Dashe & Thomson and the Abreon Group, boutique management consultancies focused on IT transformation adoption. Mr. Paradis left the Abreon Group in 2016 when he co-founded Sezzle. At Sezzle, Mr. Paradis oversees sales, strategic partnerships, customer and merchant support, corporate strategy, and international expansion.

Mr. Paradis has a Bachelor of Arts in Political Science from Davidson College and an MBA from the University of Minnesota. Mr. Paradis does not currently hold any other directorships. We believe Mr. Paradis is well-qualified to serve as a member of our board of directors due to his experience from serving as co-founder and President at Sezzle, in addition to his experience in IT transformation.

Paul Lahiff

Mr. Lahiff has served as a member of our board of directors since May 2019. Mr. Lahiff was previously Chief Executive Officer of Mortgage Choice and prior to that, Chief Executive Officer of Permanent Trustee and Heritage Bank. He previously held roles on the boards of directors with Sunsuper, Thorn Group, New Payments Platform Australia, RFi, Cuscal and Cancer Council NSW. Mr. Lahiff holds a Bachelor of Agricultural Science from the University of Sydney and is a graduate of the Australian Institute of Company Directors. Mr. Lahiff is a Non-Executive Director of AUB Holdings and the Chairman of Harmoney, NESS Superannuation, and 86400. We believe Mr. Lahiff is well-qualified to serve as a member of our board of directors due to his senior management experience and prior and other director roles.

Kathleen Pierce-Gilmore

Ms. Pierce-Gilmore has served as a member of our board of directors since April 2019. Ms. Pierce-Gilmore has been a payments and fintech executive for 20+ years across firms. She is currently the Head of Global Payments at Silicon Valley Bank, where she began in August 2020. Prior to Silicon Valley Bank, she was the Chief Executive Officer of Lingua Franca from August 2019 to March 2020. Before Lingua Franca, she was Chief Executive Officer of Flexa Technologies from March 2018 to September 2018, before which she was President and Chief Operating Officer of Raise Marketplace since October 2017. Prior to Raise Marketplace, Ms. Pierce-Gilmore was General Manager of Consumer Credit at PayPal from September 2015 to October 2017. In addition to her deep expertise in customer experience, consumer lending, product development, and P&L management, Ms. Pierce-Gilmore has also led businesses on the merchant side of the payments ecosystem.

Ms. Pierce-Gilmore graduated with a Bachelor of Arts from the Integrated Sciences Program at Northwestern University and has completed the Non-Executive Director Diploma program through the Financial Times. Ms. Pierce-Gilmore also serves as a Director for Tala. We believe Ms. Pierce-Gilmore is well-qualified to serve as a member of our board of directors due to her management experience in the payment technology industry.

Paul M. Purcell

Mr. Purcell has served as a member of our board of directors since April 2019. Mr. Purcell has invested in financial services companies (public and private markets) for nearly 20 years. He retains a specific specialization in emerging financial innovation as well as non-bank financial services. He has been the Chief Investment Officer of Jupiter Management since January 1, 2019 and prior to assuming that position led the sourcing and origination of investments at Continental Investors since 1999. Mr. Purcell is a frequent panelist at industry conferences and has published several articles on the trends and developments in the emerging commerce and financial services marketplaces.

Before joining Continental Investors, Mr. Purcell was a co-founder of Continental Advisors, a manager of two sector-based hedge funds. He was also Manager of Internet Marketing at the Chicago Board Options Exchange (CBOE), a department he helped found.

Mr. Purcell is a graduate of the University of San Diego where he is a member of the Board of Trustees. He currently serves on the board of directors of AeroPay, GigWage, Prizeout, Lantern, thedrop.com, Listo!, Winestyr, CarHop, and What’s Next Media. We believe Mr. Purcell is well-qualified to serve as a member of our board of directors due to his various experiences in financial services industry and his service as a director at numerous companies.

Michael Cutter

Mr. Cutter has served as a member of our board of directors since June 2020. Prior to serving as a director, Mr. Cutter served as an advisor to the board from May 2019 until joining as a member of the board of directors. Mr. Cutter has more than 33 years’ experience in a wide range of financial services businesses in Australia, New Zealand, Asia and Europe.

Most recently from 2015 to 2019 he served as the Group Managing Director for the information services business Equifax ANZ. Prior to that he held various CEO, CRO, Product and Operations roles with GE, ANZ, Wesfarmers, Halifax/BankOne and NAB.

Mr. Cutter is a Graduate of the Australian Institute of Company Directors (GAICD) and a Senior Fellow of the Financial Services Institute of Australia and has previously served on the board of directors of the Women’s Cancer Foundation, Ovarian Cancer Institute, the Australian Finance Congress, the National Insurance Brokers Association and the Australian Retail Credit Association.

In addition to his role with Sezzle, Mr. Cutter is currently a director for Pepper Money Australia New Zealand, is the Chair of Arteva Premium Funding, a Board Advisor to Revolut Australia and serves as a Director for Kadre Consulting. Mr. Cutter has a Bachelor of Science (Hons) from Hertfordshire University. We believe Mr. Cutter is well-qualified to serve as a member of our board of directors due to his experiences in the financial services industry across varied geographical locations.

Our executive officers, other than Charles Youakim and Paul Paradis, and their respective ages as of March 30, 2022 are as follows:

Name	Age	Position
Karen Hartje	64	Chief Financial Officer
Candice Ciresi	51	General Counsel
Killian Brackey	27	Chief Technology Officer

Karen Hartje

Ms. Hartje has served as our Chief Financial Officer since April 2018. From April 2016 until joining Sezzle, Ms. Hartje operated her own financial consulting business, Grand Group LLC. Prior to her own consulting business, Ms. Hartje occupied finance and credit management roles at Bluestem Brands, a retail finance company that was a reboot of Fingerhut Direct Marketing and generated well over $1 billion in retail sales. Ms. Hartje was on the founding team of Bluestem Brands, where she led the finance department reporting to the President of Bluestem Brands. During her tenure, Ms. Hartje led financial planning and analysis, management of credit policies, and forecasting. Bluestem Brands was acquired in 2014. Before Bluestem Brands, Ms. Hartje started her career with KPMG and has held senior leadership positions at US Bank and Lenders Trust. Ms. Hartje has served on the not-for-profit board of Saint Paul Figure Skating Club, Inc. since 2015, and was previously a member of the board of Upworks from 2016 to 2018. Ms. Hartje has a Bachelor of Arts in accounting from the University of Minnesota and was a certified public accountant (expired).

Candice Ciresi

Ms. Ciresi has served as our General Counsel since August 2020. She previously served as an independent contractor for various entities performing a broad array of compliance, transactional and legal work since 2019. Prior to that, Ms. Ciresi was the General Counsel for Vital Images, Inc. from 2016 to 2019. Ms. Ciresi previously held various senior legal and compliance positions at Stratasys, Inc., Covidien, Ltd., Kroll Ontrack, Inc. and MTS Systems Corporation, Inc. She is also a veteran who served in the United States Air Force during Operation Desert Shield/Desert Storm.

Killian Brackey

Mr. Brackey has served as our Chief Technology Officer since November 2018. In this role, Mr. Brackey leads the engineering team and coordinates across internal stakeholders on product development. He previously served as a software engineer, where he documented, designed and implemented components of the software underlying Sezzle’s core products, and as a Vice President of Engineering at Sezzle since June 2016, where he managed the software product process. Prior to joining Sezzle, Mr. Brackey worked in the information technology department at the University of Minnesota.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. The SEC has designated specific due dates for these reports and we must identify in this Form 10-K those persons who did not file these reports when due. We assist our directors and officers by completing and filing reports on their behalf. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following:

•One report on Form 4 was filed late for each of Candice Ciresi, Karen Hartje, Killian Brackey and Jamie Kirkpatrick on November 22, 2021. In each case, the Form 4 disclosed a single transaction involving the issuance of RSUs on July 15, 2021.
•One report on Form 4 was filed late for Veronica Katz on November 22, 2021. The Form 4 disclosed two separate transactions involving the issuance of RSUs on July 15, 2021 and October 15, 2021.
•One report on Form 4 was filed late for Justin Krause on December 13, 2021. The Form 4 disclosed a single transaction involving the issuance of RSUs on July 15, 2021.

The delinquencies reported under this heading were the result of internal administrative challenges on the applicable filing dates. These challenges have been mitigated in part by the hiring of additional personnel to oversee the reporting process. The Company plans to undertake a comprehensive review of all Section 16 reporting to date to determine if further issues remain, and will assist Section 16 filers with prompt corrective actions, if and when such issues are discovered.

Code of Conduct

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive and principal financial officers and controller, which is available on our website (investors.sezzle.com) under the "Leadership & Governance" heading.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans and expectations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

This section describes the material elements of the compensation awarded to, earned by, or paid to our Executive Chairman and Chief Executive Officer, Charles Youakim, and our two most highly compensated executive officers (other than our Executive Chairman and Chief Executive Officer), Paul Paradis, our Executive Director and President, and Karen Hartje, our Chief Financial Officer, for our fiscal year ended December 31, 2021. These executives are collectively referred to in this “Executive Compensation” section as our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The following table sets forth the compensation paid to, received by, or earned during each of fiscal year 2021 and 2020 by each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Stock awards(1)(2)		Option awards(3)		Nonequity incentive plan compensation(5)	All other compensation(6)	Total ($)
Charles Youakim, Executive Chairman and Chief Executive Officer	2021	$250,000	$—	$5,941,116	(4)	$—		$—	$600	$6,191,716
	2020	250,000	—	—		—	(4)	97,652	—	347,652
Paul Paradis, Executive Director and President	2021	250,000	—	5,939,589	(4)	—		—	3,106	6,192,695
	2020	250,000	—	—		—	(4)	96,055	—	346,055
Karen Hartje, Chief Financial Officer	2021	250,000	—	125,413		—		—	8,357	383,770
	2020	250,000	—	59,579		750,000		110,945	—	1,170,524

(1)Amounts reported represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock units (“RSUs”) and performance-based restricted stock units (PRSUs) granted under the 2019 Equity Incentive Plan or 2021 Equity Incentive Plan, as applicable, disregarding the effects of estimated forfeitures. For assumptions used in valuing the RSUs, please see Note 13 to the financial statements included elsewhere in this report.
(2)For Messrs. Youakim and Paradis, amounts reported primarily represent the grant date fair value of PRSUs issued as part of the Company’s Long-Term Incentive Plan, computed in accordance with FASB ASC Topic 718 and based on the following assumptions: risk-free interest rate of 0.10%; expected volatility of 87.4%; expected term of 1.56 years; expected dividend rate of 0% and the probable achievement of the underlying performance goal at the time of grant. Under FASB ASC Topic 718, the vesting condition related to the LTIP PRSUs is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the named executive officers that could be calculated and disclosed based on achievement of the underlying market condition. The amounts reported in this column for non-LTIP awards, if any, reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the applicable officer upon the sale of any of the underlying shares of common stock
(3)For 2020, amounts reported represent the grant date fair value of the LTIP Options, as defined below, computed in accordance with FASB ASC Topic 718 and based on the following assumptions: risk-free interest rate of 0.68%; expected volatility of 93.0%; expected term of 9.61 years; expected dividend rate of 0% and the probable achievement of the underlying performance goal at the time of grant. Under FASB ASC Topic 718, the vesting condition related to the LTIP Options is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the named executive officers that could be calculated and disclosed based on achievement of the underlying market condition.     The amounts reported in this column for non-LTIP awards, if any, reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the applicable officer upon the sale of any of the underlying shares of common stock.
(4)As described in more detail below, the LTIP Options granted to Messrs. Youakim and Paradis in 2020 to purchase 1,171,875 shares of common stock were rescinded in order to provide stockholders with the ability to approve the awards in accordance with ASX listing standards. At the Company’s June 11, 2021 annual meeting (the “2021 Annual Meeting”), stockholders approved the issuance of up to 1,500,000 PRSUs to each of Messrs. Youakim and Paradis. After shareholder approval the Company issued 1,262,993 PRSUs to each of Messrs. Youakim and Paradis. The PRSUs are intended to replicate the performance conditions of the LTIP Options and are reported under the “Stock awards” column of this table.
(5)Amounts partially reflect 2020 STIP bonus amounts for each named executive officer, which were delivered to Ms. Hartje in the form of RSUs that fully vested on October 15, 2021 and, following the approval by our stockholders at the 2021 Annual Meeting, have been similarly delivered to Messrs. Youakim and Paradis, which fully vested on December 15, 2021. Grant conditions applicable to the 2021 STIP performance year were not met, and accordingly no awards were made.
(6)Amounts reported partially reflect the value of matching contributions made by the Company in 2021 under its 401(k) retirement plan.

Narrative Disclosure to Summary Compensation Table

Base Salary

The initial base salaries of our named executive officers were set forth in their respective employment agreements and have been periodically reviewed by the Remuneration and Nomination Committee. For 2020, each of our named executive officers had a base salary of $250,000. The actual base salaries paid to each named executive officer for 2021 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

Short-Term Incentive Plan (“STIP”)

Our named executive officers are eligible to participate in our STIP, which provides an annual bonus opportunity based on a combination of a Company Performance Score (“CPS”) and individual performance. For 2020, CPS was determined by the Remuneration and Nomination Committee based on Company performance within four weighted categories: growth (50%), stakeholder satisfaction (20%), optimization (15%), and innovation (15%). After evaluating applicable metrics within these categories, including revenue, UMS, Active Consumers, stakeholder satisfaction and Net Transaction Margin, the Remuneration and Nomination Committee determined the CPS to be 78.6. The Remuneration and Nomination Committee then evaluated individual performance for each of our named executive officers and determined the STIP bonus amounts for 2020 that are set forth in the Summary Compensation Table above.

STIP bonus amounts for each named executive officer, which cannot exceed a maximum of 50% of the base salary for the named executive officer for the performance year, were delivered in 2020 in the form of RSUs. For Messrs. Youakim and Paradis, the grants of the RSUs were subject to prior stockholder approval under ASX listing rules. Stockholders approved the RSU grants to Messrs. Youakim and Paradis at the 2021 Annual Meeting.

The Remuneration and Nomination Committee has determined that the relevant Company performance metrics for the STIP were not met in 2021; therefore no STIP awards for that period will be granted.

Long-Term Incentive Plan (“LTIP”)

Our named executive officers are also eligible to participate in our LTIP, which provides for grants of stock options under the 2019 Equity Incentive Plan, with vesting subject to the satisfaction of both time- and performance-based vesting conditions over a three-year period. The performance-based vesting condition for LTIP stock options consists of the Company’s total shareholder return (“TSR”) measured against that of the S&P/ASX All Technology Index (excluding materials and energy companies) for each one-year period within the three-year performance period starting on January 1, 2020 and ending on December 31, 2022. For comparative purposes, our volume weighted average price (“VWAP”) over a 30-day period up to the end of the relevant performance period will be used and compared to the average S&P/ASX All Technology Index price over that same period. One-third of the total number of LTIP Options, as defined below, are eligible to be earned each year within the three-year performance period based on the following TSR performance for the applicable year:

Comparative TSR Target	Percentage of LTIP Options Earned (Measured on an Annual Basis)
Less than 51st percentile of companies in S&P/ASX All Technology Index (excluding materials and energy companies)	0%
Greater than or equal to 51st percentile but less than the 90th percentile of companies in S&P/ASX All Technology Index (excluding materials and energy companies)	Pro rata between 1% and 100%
Greater than or equal to 90th percentile of companies in S&P/ASX All Technology Index (excluding materials and energy companies)	100%

The board of directors has the discretion to amend the comparative TSR performance condition at any time during the performance period applicable to the LTIP Options if the board of directors believes it is appropriate to do so to reflect the Company’s circumstances. Any LTIP Options that are earned for a measurement year within the three-year performance period remain subject to a time-based vesting condition, which is satisfied upon the named executive officer’s continued employment with the Company through December 31, 2022.

On May 22, 2020, each of our named executive officers (and several other of our executive officers) were declared eligible to receive a grant under the LTIP (the “LTIP Awards”). Ms. Hartje’s LTIP Award was awarded in the form of options to purchase 1,171,875 shares of our common stock at an exercise price of $1.37 (using a conversion rate of A$1.53 to $1.00) per share, based on the closing sale price of CDIs on the ASX on May 21, 2020 . The number of shares of common stock subject to Ms. Hartje’s LTIP Award was calculated so that the Monte Carlo value of her LTIP Award was equal to 300% of her salary in effect at the time (i.e., 100% for each of the three years in the performance period). The LTIP Awards granted to Messrs. Youakim and Paradis required advance approval of the stockholders in accordance with ASX listing standards. At the 2021 Annual Meeting, stockholders approved LTIP Awards to Messrs. Youakim and Paradis in the form of the issuance of up to 1,500,000 PRSUs to each of them in an amount that was intended to replicate the performance conditions of the LTIP Awards granted to other executive officers. Each of Messrs. Youakim and Paradis were subsequently granted 1,262,993 PRSUs (the “LTIP PRSUs”).

The Remuneration and Nomination Committee has determined that the relevant Company performance metrics for the LTIP were not met in 2021; therefore no portion of LTIP awards will become vested for that period. If the merger closes, the Zip Merger Agreement provides for deemed vesting of certain milestones applicable to LTIP awards, discussed more fully under “Proposed Merger with Wholly-Owned Subsidiary of Zip” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Agreements with our Named Executive Officers

Each of our named executive officers is party to an employment agreement with us dated June 1, 2019 that sets forth the terms and conditions of his or her employment, including an annual base salary, which has subsequently been increased, and the ability to participate in the Company’s employee stock option plans, as described below. In addition, our named executive officers are bound by certain restrictive covenant obligations pursuant to a Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, including covenants relating to non-disclosure and use of proprietary information and assignment of inventions, as well as a covenant not to compete or solicit certain of our service providers, customers or prospective customers and suppliers during employment and for a period of one-year immediately following termination of employment for any reason.

Employee and Retirement Benefits and Perquisites

We currently provide our named executive officers with the same broad-based health and welfare benefits, including health, vision and dental insurance, which are available to our U.S.-based full-time employees. In addition, we maintain a 401(k) retirement plan for our U.S.-based full-time employees and a Registered Retirement Savings Plan (“RRSP”) for our Canada-based full-time employees, under which we may make discretionary matching and/or profit-sharing contributions. Other than the 401(k) plan and RRSP, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers. In addition, we do not currently provide any perquisites to our named executive officers. The actual amounts of 401(k) retirement plan matching contributions paid to each named executive officer for 2021 are set forth above in the Summary Compensation Table in the column entitled “All other compensation.”

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth information regarding outstanding option awards and unvested stock awards held by each of the named executive officers on December 31, 2021.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Charles Youakim	302,083	197,197	--	0.84	(1)	July 26, 2029	—	—	631,497	(4)	1,382,978
Paul Paradis	302,083	197,197	--	0.84	(1)	July 26, 2029	—	—	631,497	(4)	1,382,978
Karen Hartje	302,083	197,197	--	0.84	(1)	July 26, 2029	—
	1,590,416	144,584	--	0.05	(2)	August 25, 2028
	-	390,625	781,250	1.37	(3)	January 1, 2030
(1)Reflects stock options that vested as to 25% of the shares subject to the award on the one-year anniversary of the date of grant (July 27, 2020), with the remaining shares vesting in equal monthly installments over a 36-month period thereafter.
(2)Reflects stock options granted to Ms. Hartje in connection with her commencement of employment with the Company that vested as to 25% of the shares subject to the award on the one-year anniversary of the date of grant (August 26, 2018), with the remaining shares vesting in equal monthly installments over a 36-month period thereafter.
(3)Reflects LTIP Options that vest based on the satisfaction of both a time and performance-based vesting condition over a three-year period ending December 31, 2022. Please see “Long-Term Incentive Plan (“LTIP”)” for additional detail regarding the comparative TSR performance vesting condition. Exercise price amounts were converted from AUD to U.S. Dollars using a conversion rate of A$1.53 to $1.00, representing the exchange rate on the May 22, 2020 grant date.
(4)Reflects the remaining portion of the LTIP PRSU grants which remain eligible to vest, if at all, based on performance conditions measured in 2022. The Remuneration and Nomination Committee has determined that the relevant performance metrics for the LTIP PRSUs were not met in 2021 and therefore half of the original LTIP PRSU grants will never vest or become earned. Value calculated using closing trading price on December 31, 2021 of A$3.02, based on an exchange rate of A$1.38 to US$1.00.

Potential Payments Upon Termination of Employment

Each of our named executive officers is entitled to severance and other benefits upon a termination of employment in certain circumstances, as described below. The employment of our named executive officers may be terminated: (i) at any time upon mutual written agreement of the parties; (ii) by us immediately and without prior notice for cause (as defined in the named executive officer’s employment agreement); (iii) immediately upon death or disability; (iv) by us other than for cause with advance written notice of at least 12 months (six months, in the case of Ms. Hartje); or (v) by the named executive officer, other than due to death or disability, with advance written notice of at least 12 months (six months, in the case of Ms. Hartje). In lieu of providing the written notice described above, the Company may elect to make a payment to the named executive officer equal to the regular compensation that the named executive officer would have earned over the applicable notice period.

In addition, in the event that a named executive officer’s employment is terminated by the Company in connection with, or within the three-year period following, a change of control (as defined in the Company’s employee stock option plan), all stock options held by the named executive officer under such plan will immediately vest and become exercisable.

Equity Plans

For information about the number of shares authorized for issuance and outstanding under each of our equity plans as of December 31, 2021 and 2020, please see Note 13. Equity Based Compensation on the accompanying notes to our consolidated financial statements.

2016 Employee Stock Option Plan

The Company adopted the 2016 Employee Stock Option plan on January 16, 2016 (the “2016 Stock Option Plan”). The purposes of the 2016 Stock Option Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, and to promote the success of the Company’s business.

The 2016 Stock Option Plan was superseded upon the adoption of the 2019 Equity Incentive Plan (discussed below) by the Company, although the terms of the 2016 Stock Option Plan continue to apply to awards granted under that plan.

2019 Equity Incentive Plan

On June 24, 2019, the board of directors adopted, and on June 1, 2020 our stockholders amended, the Sezzle Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). The 2019 Equity Incentive Plan permits the grant of incentive stock options to our employees and the grant of nonqualified stock options, stock appreciation rights, restricted stock or restricted CDI awards, restricted stock units, dividend equivalent rights, and performance awards to our employees, directors, and consultants. Subject to adjustment, the maximum number of shares of common stock and CDIs that may be granted under the 2019 Equity Incentive Plan is 26,000,000. Shares of common stock and CDIs underlying awards that terminate, expire, are surrendered or lapse for any reason will become available for subsequent awards under the 2019 Equity Incentive Plan. This summary is not a complete description of all provisions of the 2019 Equity Incentive Plan and is qualified in its entirety by reference to the 2019 Equity Incentive Plan.

Plan Administration. The Remuneration and Nomination Committee administers the 2019 Equity Incentive Plan. As used in this summary, the term “administrator” refers to the Remuneration and Nomination Committee and its authorized delegate, as applicable. Subject to the provisions of the 2019 Equity Incentive Plan, the administrator has the authority to, among other things, construe, interpret and administer the 2019 Equity Incentive Plan and all award agreements, determine eligibility for and grant, or recommend to the board of directors for approval to grant, awards under the 2019 Equity Incentive Plan, determine the form of settlement of awards under the 2019 Equity Incentive Plan, prescribe, amend and rescind rules and regulations, amend any outstanding award agreement in any respect, including to accelerate the time or times at which an award becomes vested or shares are delivered under an award, and otherwise make all determinations necessary or advisable in administering the 2019 Equity Incentive Plan.

Non-transferability of Awards. The 2019 Equity Incentive Plan generally does not allow for the transfer of awards and awards may generally be exercised only by the holder of an award during his or her lifetime.

Adjustments upon Changes in Capitalization, Merger, or Certain other Transactions. The 2019 Equity Incentive Plan provides that in the event of any increase or decrease in the number of issued shares of common stock or CDIs resulting from a recapitalization, stock split, reverse stock split, stock dividend, spinoff, split up, combination, reclassification or exchange of CDIs or shares of common stock, merger, consolidation, rights offering, separation, reorganization or liquidation, or any other change in our corporate structure, CDIs or shares of common stock, the administrator will make appropriate adjustments to the number and kind of CDIs or shares of common stock underlying any then-outstanding awards under the 2019 Equity Incentive Plan, any exercise or strike prices relating to awards under the 2019 Equity Incentive Plan and any other provision of awards affected by such change.

In the case of a change in control, the administrator will determine the effect of such change in control on awards, which determination may include taking any of the following actions: (i) the settlement of awards in cash or securities; (ii) the assumption of outstanding awards or for the grant of substitute awards; (iii) the modification of the terms of awards to add events, conditions or circumstances upon which the vesting of awards or the lapse of restrictions applicable to awards will accelerate; (iv) the deemed satisfaction of any performance conditions at target, maximum or actual performance through the closing of the change in control or for the performance conditions to continue after such closing; (v) acceleration of awards; and (vi) the full exercisability, for a period of at least 20 days prior to the change in control, of any stock options or stock appreciation rights that would not otherwise become exercisable prior to the change in control (with any such exercise contingent upon the occurrence of the change in control), with any stock options or stock appreciation rights not exercised prior to the consummation of the change in control terminating as of the consummation of the change in control.

Amendment and Termination. Subject to the ASX Listing Rules, the board of directors may, from time to time, suspend, discontinue, revise or amend the 2019 Equity Incentive Plan, provided, however, that no such action may materially adversely impair the rights under any outstanding award without the consent of the holder of the award.

2021 Equity Incentive Plan

The board of directors, upon the recommendation of the Remuneration and Nomination Committee, adopted the 2021 Equity Incentive Plan, which was subsequently approved by the Company’s stockholders at the Annual Meeting, as a replacement for the 2019 Equity Incentive Plan. This summary is not a complete description of all provisions of the 2021 Equity Incentive Plan and is qualified in its entirety by reference to the 2021 Equity Incentive Plan.

Purpose. The purpose of the 2021 Equity Incentive Plan is to advance the interests of the Company by providing for the grant of stock and stock-based awards to the Company’s employees, directors, and consultants.

Administration. The 2021 Equity Incentive Plan is administered by the administrator, who has the discretionary authority to, among other things, administer and interpret the 2021 Equity Incentive Plan and any awards granted under it, determine eligibility for and grant awards, determine the exercise price, base value from which appreciation is measured, or purchase price, if applicable to any award, determine, modify, accelerate or waive the terms and conditions of any award, determine the form of settlement of awards, prescribe forms, rules and procedures for awards and otherwise do all things necessary or desirable to carry out the purposes of the 2021 Equity Incentive Plan. Determinations of the administrator under the 2021 Equity Incentive Plan will be conclusive and binding upon all parties. To the extent permitted by applicable law, the administrator may delegate certain of its powers under the 2021 Equity Incentive Plan to one or more of its members or members of the board of directors, officers of the Company or other employees or persons. As used in this summary, the term “administrator” refers to the Remuneration and Nomination Committee or its authorized delegates, as applicable.

Eligibility. Employees, directors, and consultants of us or our subsidiaries are eligible to participate in the 2021 Equity Incentive Plan. Eligibility for stock options intended to be incentive stock options under the U.S. tax code (ISOs) is limited to our employees or employees of a “parent corporation” or “subsidiary corporation” of the Company. Eligibility for stock options, other than ISOs, and SARs is limited to individuals who are providing direct services on the grant date to us or certain of our subsidiaries.

Authorized Shares. Subject to adjustment as described below, the maximum number of shares of our common stock that may be delivered in satisfaction of awards under the 2021 Equity Incentive Plan is 25,000,000 shares of common stock (“the initial share pool”). The initial share pool will automatically increase on January 1 of each year from 2022 to 2031 by the lesser of (i) four percent (4%) of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of common stock determined by the board of directors on or prior to such date for such year (the initial share pool, as so increased, the “Share Pool”). The following rules apply in respect of the Share Pool:

•Shares of our common stock withheld by us in payment of the exercise price or purchase price of an award or in satisfaction of tax withholding requirements will not reduce the Share Pool.
•Shares of our common stock underlying awards that are settled in cash or that expire, become unexercisable, or that terminate or are forfeited to or repurchased by us due to failure to vest will not reduce the Share Pool.
•Shares of our common stock delivered under awards in substitution for awards of an acquired company that are converted, replaced or adjusted in connection with the acquisition (“Substitute Awards”) will not reduce the Share Pool.

Shares of common stock that may be delivered under the 2021 Equity Incentive Plan may be authorized but unissued shares, treasury shares or previously issued shares acquired by the Company.

Director Limits. With respect to any non-employee director in any calendar year, the aggregate value of all compensation granted or paid, including awards granted under the 2021 Equity Incentive Plan, may not exceed $750,000.00 in the aggregate ($1 million in the aggregate with respect to a director’s first calendar year of service on the board of directors). The foregoing limits will not apply to any compensation granted or paid to a non-employee director for his or her service to us or one of our subsidiaries other than as a director, including, without limitation, as a consultant or advisor to us or one of our subsidiaries.

Types of Awards. The 2021 Equity Incentive Plan provides for the grant of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on our common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Equity Incentive Plan.

•Stock Options and SARs. The administrator may grant stock options, including ISOs, and SARs. A stock option is a right entitling the holder to acquire shares of our common stock upon payment of the applicable exercise price. A SAR is a right entitling the holder upon exercise to receive an amount (payable in cash or shares of equivalent value) equal to the excess of the fair market value of the shares subject to the right over the base value from which appreciation is measured. The exercise price of each stock option, and the base value of each SAR, granted under the 2021 Equity Incentive Plan will be no less than 100% of the fair market value of a share of our common stock on the date of grant (110% in the case of certain ISOs). Other than in connection with certain corporate transactions or changes to our capital structure, stock options and SARs granted under the 2021 Equity Incentive Plan may not be repriced or substituted for by new stock options or SARs having a lower exercise price or base value, nor may any consideration be paid upon the cancellation of any stock options or SARs that have a per share exercise or base price greater than the fair market value of a share of our common stock on the date of such cancellation, in each case, without stockholder approval. Each stock option and SAR will have a maximum term not more than ten years from the date of grant (or five years, in the case of certain ISOs).
•Restricted and Unrestricted Stock and Stock Units. The administrator may grant awards of stock, stock units, restricted stock and restricted stock units. A stock unit is an unfunded and unsecured promise, denominated in shares, to deliver shares or cash measured by the value of shares in the future, and a restricted stock unit is a stock unit that is subject to the satisfaction of specified performance or other vesting conditions. Restricted stock is stock subject to restrictions requiring that it be redelivered or offered for sale to us if specified conditions are not satisfied.
•Performance Awards. The administrator may grant performance awards, which are awards subject to performance criteria.
•Other Stock-Based Awards. The administrator may grant other awards that are convertible into or otherwise based on shares of our common stock, subject to such terms and conditions as are determined by the administrator.
•Substitute Awards. The administrator may grant Substitute Awards, which may have terms and conditions that are inconsistent with the terms and conditions of the 2021 Equity Incentive Plan.

Vesting; Terms of Awards. The administrator will determine the terms of all awards granted under the 2021 Equity Incentive Plan, including the time or times an award will vest or become exercisable, the terms on which awards will remain exercisable and the effect of termination of a participant’s employment or service on awards. The administrator may at any time accelerate the vesting or exercisability of an award.

Transferability of Awards. Except as the administrator may otherwise determine, awards may not be transferred other than by will or by the laws of descent and distribution.

Performance Criteria. The 2021 Equity Incentive Plan provides for grants of performance awards subject to “performance criteria.” Performance criteria are specified criteria, other than the mere continuation of employment or the mere passage of time, the satisfaction of which is a condition for the grant, exercisability, vesting, or full enjoyment of the award. Performance criteria and any related targets may be applied to a participant individually or to a business unit or division of the Company or the Company as a whole. Performance criteria may also be based on individual performance and/or subjective performance criteria. The administrator may provide that performance criteria applicable to an award will be adjusted in a manner to reflect events (for example, but without limitation, acquisitions or dispositions) occurring during the performance period that affect the applicable performance criteria.

Effect of Certain Transactions. In the event of a consolidation, merger or similar transaction in which the Company is not the surviving corporation or which results in the acquisition of all or substantially all of the Company’s then outstanding shares of common stock by a single person or entity, a sale of all or substantially all of the Company’s assets or shares of common stock, a dissolution or liquidation of the Company, or any other transaction the administrator determines to be a covered transaction, the administrator may, with respect to outstanding awards, provide for:

•The assumption, substitution or continuation of some or all awards (or any portion thereof) by the acquirer or surviving entity;
•The cash payment in respect of some or all awards (or any portion thereof) equal to the difference between the fair market value of the shares subject to the award and its exercise or base price, if any, on such terms and conditions as the administrator determines; and/or
•The acceleration of exercisability or delivery of shares in respect of some or all awards.

Adjustment Provisions. In the event of a stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in our capital structure, the administrator will make appropriate adjustments to the maximum number of shares that may be delivered under the 2021 Equity Incentive Plan; the number and kind of securities subject to, and, if applicable, the exercise price or base value of, outstanding or subsequently granted awards; and any other provisions affected by such event.

Clawback. The administrator may provide in any case that any outstanding award, the proceeds from the exercise or disposition of any award, and any other amounts received in respect of any award will be subject to forfeiture and disgorgement to the Company if the participant to whom the award was granted is not in compliance with any provision of the 2021 Equity Incentive Plan, any award, or any restrictive covenant with the Company. Each award is subject to any policy of the Company that relates to trading on non-public information and permitted transactions with respect to shares of stock. In addition, each award will be subject to any policy of the Company that provides for forfeiture, disgorgement, or clawback with respect to incentive compensation that includes awards under the 2021 Equity Incentive Plan and will be further subject to forfeiture and disgorgement to the extent required by law or applicable stock exchange listing standards.

Effective Date, Amendments and Termination. The 2021 Equity Incentive Plan became effective upon stockholder approval at the Annual Meeting. No awards will be granted after the tenth anniversary of such approval. The administrator may at any time amend the 2021 Equity Incentive Plan or any outstanding award and may at any time terminate the 2021 Equity Incentive Plan as to future grants of awards. However, except as expressly provided in the 2021 Equity Incentive Plan or applicable award, the administrator may not alter the terms of an award so as to materially and adversely affect a participant’s rights without the participant’s consent (unless the administrator expressly reserved the right to do so at the time the award was granted). Any amendments to the 2021 Equity Incentive Plan will be conditioned on stockholder approval to the extent required by law or applicable stock exchange requirements.

Director Compensation

Under our bylaws, the board of directors establishes the fees for non-executive directors based on recommendations of the Remuneration and Nomination Committee. The board of director’s policy is to compensate non-executive directors at competitive market rates to attract and retain individuals of high caliber and quality, having regard to fees paid and/or options granted for comparable companies and the size, complexity, and spread of our operations.

We have entered into an individual appointment letter or agreement with each of our non-executive directors. Unless otherwise provided in such letter or agreement, our compensation structure for non-executive directors is to provide annual compensation in an amount equal to $45,113 for serving as a member of the board of directors, $15,038 for serving as either the Chair of the Remuneration and Nomination Committee or the Chair of the Audit and Risk Committee, and $7,519 for serving as a member of the Remuneration and Nomination Committee or the Audit and Risk Committee (using a conversion rate of A$1.33 to $1.00). Annual fees may be paid in cash or through grants of stock options, at the discretion of the non-executive director. Pursuant to his individual director agreement, Mr. Purcell received a restricted stock grant in respect of 350,000 shares in 2019 and did not receive the $45,113 annual fee for serving as a member of the board of directors in 2021.

The fees earned by the non-executive directors for the year ended December 31, 2021 are as set forth below:

Director Compensation

Name	Fees earned or paid in cash(1)	Stock awards(2)(3)	Option awards(3)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Mike Cutter	$60,151	$—	$—	$—	$—	$—	$60,151
Paul Lahiff	75,189	—	—	—	—	—	75,189
Kathleen Pierce-Gilmore	60,151	—	—	—	—	—	60,151
Paul Purcell	15,038	—	—	—	—	—	15,038
(1)Amounts converted from AUD to U.S. Dollars using a conversion rate of A$1.33 to $1.00, representing the average exchange rate during the year ended December 31, 2021.
(2)As of December 31, 2021, Mr. Purcell held 350,000 shares of restricted stock indirectly via Continental Investment Partners, LLC. Mr. Purcell is a manager of Continental Investment Partners, LLC.
(3)As of December 31, 2021, our non-executive directors (apart from Mr. Purcell) had stock options outstanding with respect to the following number of shares: Mr. Cutter – 250,000; Mr. Lahiff – 250,000; and Ms. Pierce-Gilmore – 97,222. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the director upon the sale of any of the underlying shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2022, information regarding beneficial ownership of shares of our common stock, including common stock held through CDIs, by the following:

•each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;
•each of our directors;
•each of our Named Executive Officers; and
•all current directors and executive officers, as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable by May 29, 2022. The officers, directors and principal stockholders supplied the information for this table. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information given to us by each of them, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 204,409,961 shares of our common stock, or common stock equivalent CDIs, outstanding on February 28, 2022. Unless otherwise indicated, we deem shares subject to options that are exercisable by May 29, 2022 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person. CDIs represent one share of our common stock.

Unless otherwise indicated on the table, the address of each of the individuals named below is: c/o Sezzle Inc., 251 1st Ave N, Suite 200, Minneapolis, MN 55401, USA.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders†
HSBC Custody Nominees (Australia) Limited(1)	74,950,899	36.67%

Directors and Executive Officers
Mike Cutter(2)	236,111	*
Karen Hartje(3)	2,116,579	1.02%
Paul Lahiff(4)	236,111	*
Paul Paradis(5)	10,363,610	5.06%
Kathleen Pierce-Gilmore(6)	350,000	*
Paul Purcell(7)	9,739,407	4.76%
Charles Youakim(8)	88,723,150	43.33%
All directors and executive officers	111,764,968	53.79%

*     Less than 1.0%
†    A Schedule 13D filed by Zip on March 4, 2022 states that Zip may be deemed to be the beneficial owner of an aggregate of 98,378,426 shares of Common Stock. In connection with the Zip Merger Agreement, Zip entered into separate support agreements (the “Support Agreements”) with each of (a) Charles G. Youakim, Charles G. Youakim 2020 Grantor Retained Annuity Trust #1, Charles G. Youakim 2020 Grantor Retained Annuity Trust #2, Charles G. Youakim 2020 Irrevocable GST Trust and Cerro Gordo LLC (collectively, the “Youakim Stockholders”), and (b) Paul Paradis and Paradis Family LLC (collectively, the “Paradis Stockholders”). Based on their respective Support Agreements (the form of which may be found as Exhibit 10.1 to our Current Report on Form 8-K filed February 28, 2022), the number of shares reported on the Schedule 13D assumes that, as of February 28, 2022, the Youakim Stockholders owned 88,368,983 shares of our common stock and the Paradis Stockholders owned 10,009,443 shares of our common stock. Zip may be deemed a beneficial owner solely because Zip entered into the Support Agreements.
(1)74,936,393 of Mr. Charles Youakim’s shares are held of record through HSBC Custody Nominees (Australia) Limited, who is noted as a substantial shareholder of the Company and may be deemed a beneficial owner of the shares listed above. Please see Note 8 for more detail.
(2)Shares include options to purchase 236,111 shares of common stock.
(3)Shares include options to purchase 2,089,167 shares of common stock and 21,916 RSUs.
(4)Shares include options to purchase 236,111 shares of common stock
(5)Shares include options to purchase 354,167 shares of common stock.
(6)Shares include options to purchase 97,222 shares of common stock.
(7)All shares are owned by Continental Investment Partners, LLC. Mr. Purcell may be deemed to beneficially own such shares as a manager of Continental Investment Partners, LLC.
(8)Shares include 78,815,412 shares held by Mr. Youakim directly or through related entities (over which Mr. Youakim retains dispositive control) and family trusts. Shares also include 9,553,571 shares that are held by a trust for the benefit of direct current and future family members of Mr. Youakim. Mr. Youakim shares the power to dispose of these shares. In addition, shares include options to purchase 354,167 shares of common stock.

Equity Compensation Plan Information

Each of our 2016 Employee Stock Option Plan (the “2016 Plan”), our 2019 Equity Incentive Plan (as amended, the “2019 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”) were approved by our stockholders in due course. The following table sets forth aggregated information with respect to the 2016 Plan, the 2019 Plan and the 2021 Plan as of December 31, 2021:

Plan Category	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	27,018,907	(1)	$1.74	(2)	20,152,736	(3)
Equity compensation plans not approved by security holders	None		N/A		None
Total	27,018,907		$1.74		20,152,736
(1)Includes 5,659,017 shares issuable upon exercise of outstanding options and 38,888 shares issuable upon the vesting and settlement of outstanding RSAs under the 2016 Plan. Includes 12,368,546 shares issuable upon exercise of outstanding options and 1,467,292 shares issuable upon the vesting and settlement of outstanding RSUs under the 2019 Plan. Includes 433,980 shares issuable upon exercise of outstanding options and 1,790,973 shares issuable upon the vesting and settlement of outstanding RSUs under the 2021 Plan. Also includes 2,734,225 shares issuable upon the exercise of performance-based options and 2,525,986 shares issuable upon the vesting and settlement of performance-based RSUs, in each case the actual number of which will vest based upon our financial performance over a period of time.
(2)Reflects the weighted-average exercise price of outstanding options (weighted exclusive of shares to be issued in settlement of outstanding RSUs). There is no exercise price for outstanding RSUs.
(3)Pursuant to the adoption of the 2019 Plan, no more awards may be made under the 2016 Plan. A total of 26,000,000 shares are reserved under the 2019 Plan. A total of 25,000,000 shares were initially reserved under the 2021 Plan, which total is subject to increase on January 1st of each year from 2022 to 2031 by the lesser of (i) 4 percent of the number of shares of stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of stock determined by the Board on or prior to such date for such year.

The material terms of each of the 2016 Plan, the 2019 Plan and the 2021 Plan are set forth in detail in Note 13. Equity Based Compensation within the notes to our consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Nicholas Paradis, the brother of our director and president Paul Paradis, became an employee of the Company starting in December 2021. His total compensation, between annual base salary and new-hire equity award (annualized over its 4-year vesting period, and measured using the grant date fair market value), is approximately $155,000 per year, subject to market fluctuations in the trading price of the stock into which the equity award is to be settled. The total compensation described above is consistent within standard hiring variances with other employees performing similar functions and with similar tenure.

Other than the matter disclosed in the previous paragraph, and the current employment agreements between us and each of our executive officers described in the “Executive Compensation” section of this report and the support agreements described in the “Proposed Merger with Wholly-Owned Subsidiary of Zip” section of this report, there are no existing agreements or arrangements and there are no currently proposed transactions in which we were, or will be, a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 and the average of one percent of our assets as of the end of the last two fiscal years, and in which any current director, executive officer, beneficial owner of more than 5% of our shares of common stock, or entities affiliated with them, had or will have a material interest.

Policies and Procedures for Review and Approval of Related Party Transactions

The charter of our board of directors includes a written policy and procedure for related party transactions, which requires prompt disclosure of any circumstances giving rise to a reasonable possibility of conflict between a director’s personal or business interests, the interests of any person associated with them, or their duties to any other company on the one hand, and our interests or their duties to us on the other hand. Our Audit and Risk Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our shares of common stock, immediate family members of the foregoing persons and any other persons whom the board of directors determines may be considered related parties of us, has or will have a direct or indirect material interest. Transactions with related parties will also be subject to shareholder approval to the extent required by the ASX listing rules and any U.S. Securities exchange on which our shares of common stock may be or become listed.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. Each indemnification agreement provides that, subject to certain exceptions and limitations set forth therein, we will indemnify and advance certain expenses to the director or executive officer to the fullest extent, and only to the extent, permitted by applicable law in effect as of the date of the agreement and to such greater extent as applicable law may thereafter from time to time permit. The form of indemnification agreement is attached hereto as Exhibit 10.9.

Corporate Governance

Our board currently consists of six members: Mr. Youakim, Mr. Paradis, Mr. Lahiff, Ms. Pierce-Gilmore, Mr. Purcell and Mr. Cutter. Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning her or his background, employment, and affiliations, our board of directors has determined that each of each of Mr. Cutter, Mr. Lahiff, Ms. Pierce-Gilmore and Mr. Purcell does not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent.” We have assessed the independence of our directors with respect to the definition of independence prescribed by Nasdaq and the SEC. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares of common stock by each non-employee director.

Board Committees

Our board of directors has established a remuneration and nominating committee and an audit and risk committee, each of which operates pursuant to a committee charter. Both committees are comprised of Mr. Lahiff, Ms. Pierce-Gilmore, Mr. Purcell and Mr. Cutter, each of whom the board has determined is independent under the definitions of independence prescribed by Nasdaq and the SEC. Further, our board of directors has determined that each member of our audit and risk committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees for professional audit services and other services rendered to us by Baker Tilly US, LLP for our years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$766,384	$561,743
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$766,384	$561,743

(1)“Audit Fees” consisted of fees for professional services provided in connection with the audit of our consolidated financial statements, quarterly reviews of interim condensed consolidated financial statements, SEC registration statements, and related administrative fees.

Auditor Independence

During the year ended December 31, 2021, there were no other professional services provided by Baker Tilly US, LLP that would have required our Audit Committee to consider their compatibility with maintaining the independence of our auditors.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing the use of our independent registered public accounting firm’s services. Under the policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm to ensure that the rendering of such services does not impair the accounting firm’s independence. Pursuant to the Sarbanes-Oxley Act of 2002, we do not employ our independent registered public accounting firm for engagements related to:

•Bookkeeping;
•Financial information systems design and implementation;
•Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
•Actuarial services;
•Internal audit outsourcing services;
•Management functions or human resources;
•Broker-dealer, investment adviser, or investment banking services; or
•Legal services and expert services unrelated to the audit.

All fees paid to Baker Tilly US, LLP for the years ended December 31, 2021 and 2020 were pre-approved by our Audit Committee.

Report of the Audit Committee

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

•Reviewed and discussed the audited financial statements for the year ended December 31, 2021 with management and Baker Tilly US, LLP, the Company’s independent auditors;
•Discussed with Baker Tilly US, LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board ("PCAOB") and the SEC; and
•Received the written disclosures and the letter from Baker Tilly US, LLP required by the applicable requirements of the PCAOB regarding Baker Tilly US, LLP’s communications with the audit committee concerning independence, and has discussed with Baker Tilly US, LLP its independence.
The Audit Committee also considered, as it determined appropriate, tax matters and other areas of financial reporting and the audit process over which the Audit Committee has oversight.

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
Paul Lahiff, Chairman
Michael Cutter
Kathleen Pierce-Gilmore
Paul Purcell

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements

Our consolidated financial statements are found in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report.

Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Part II, Item 8 of this Annual Report.

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

2.1	Agreement and Plan of Merger, dated as of February 28 2022, by and among Sezzle Inc., Zip Co. Limited, and Miyagi Merger Sub	8-K	000-56267	2/28/2022
3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/2021
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/2021
4.1	Description of Capital Stock				X
10.1	Lease Agreement by and between McKesson Building, LLC and Sezzle, Inc., dated November 30, 2019	10-12G/A	000-56267	10/25/2021
10.2	First Amendment to Lease Agreement by and between McKesson Building, LLC and Sezzle, Inc., dated December 16, 2021				X
10.3	Revolving Credit and Security Agreement dated as of February 10, 2021 among Sezzle Funding SPE II, LLC, lenders party thereto and Goldman Sachs Bank USA.	10-12G/A	000-56267	10/25/2021
10.4	Limited Guaranty and Indemnity Agreement dated as of February 10, 2021 by Sezzle Inc. for the benefit of Goldman Sachs Bank USA., in its capacity as administrative agent.	10-12G/A	000-56267	10/25/2021
10.5	Pledge and Guaranty Agreement dated as of February 10, 2021 by and between Sezzle Funding SPE II Parent, LLC, and Goldman Sachs Bank USA, in its capacity as administrative agent.	10-12G/A	000-56267	10/25/2021
10.6	Amendment No. 1 to Revolving Credit Agreement, dated as of April 29, 2021, by and among Sezzle Funding SPE II, LLC, Sezzle Inc., the Lenders party thereto and Goldman Sachs Bank USA				X
10.7	Amendment No. 2 to Revolving Credit Agreement, dated as of October 15, 2021, by and among Sezzle Funding SPE II, LLC, Sezzle Inc., the Lenders party thereto and Goldman Sachs Bank USA				X
10.8
Amendment No. 3 to Revolving Credit Agreement, Amendment No. 1 to Limited Guaranty and Indemnity Agreement and Amendment No. 1 to Servicing Agreement, dated as of February 25, 2022, by and among Sezzle Funding SPE II, LLC, Sezzle Inc., the Lenders party thereto and Goldman Sachs Bank USA.
		8-K	000-56267	2/28/2022
10.9	Form of Indemnification Agreement	8-K	000-56267	2/28/2022
10.10	Form of Director Agreement	10-12G/A	000-56267	10/25/2021
10.11	Employment Agreement between Sezzle Inc. and Charles Youakim, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.12	Employment Agreement between Sezzle Inc. and Paul Paradis, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.13	Employment Agreement between Sezzle Inc. and Karen Hartje, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.14	Form of Company Support Agreement	8-K	000-56267	2/28/2022
10.15	Form of Parent Support Agreement	8-K	000-56267	2/28/2022

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.16	Sezzle 2016 Employee Stock Option Plan #	10-12G/A	000-56267	10/25/2021
10.17	Sezzle 2019 Equity Incentive Plan #	10-12G	000-56267	4/13/2021
10.18	Sezzle 2021 Equity Incentive Plan #	10-12G/A	000-56267	10/25/2021
10.19	Form of Notice of Option Award	10-12G	000-56267	4/13/2021
10.20	Form of Notice of RSU Award #	10-12G	000-56267	4/13/2021
10.21	Agreement for B Corporation Certification dated as of March 22, 2021 by and between Sezzle Inc. and B Lab Company	10-12G/A	000-56267	10/25/2021
10.22	Form of Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement	10-12G/A	000-56267	10/25/2021
10.23	Common Stock Purchase Agreement, dated December 22, 2017, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.24	Common Stock Purchase Agreement, dated October 13, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.25	Common Stock Purchase Agreement, dated May 25, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.26	Support Agreement, dated February 28, 2022, by and between Zip Co Limited and Charles Youakim # *				X
10.27	Support Agreement, dated February 28, 2022, by and between Zip Co Limited and Paul Paradis # *				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of Baker Tilly LLP, independent registered public accountants				X
24.1	Powers of Attorney (see signature page hereto)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.
*Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) disclosure of the omitted information would constitute a clearly unwarranted invasion of personal privacy.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: March 30, 2022	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: March 30, 2022	By:	/s/ Karen Hartje
Karen Hartje
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Charles Youakim and Karen Hartje, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date

/s/ Charles Youakim	Chief Executive Officer and Chairman	March 30, 2022
Charles Youakim	(Principal Executive Officer)

/s/ Karen Hartje	Chief Financial Officer	March 30, 2022
Karen Hartje	(Principal Financial Officer)

/s/ Justin Krause	VP of Finance and Financial Controller	March 30, 2022
Justin Krause	(Principal Accounting Officer)

/s/ Paul Paradis	President and Executive Director	March 30, 2022
Paul Paradis

/s/ Paul Lahiff	Non-Executive Director	March 30, 2022
Paul Lahiff

/s/ Kathleen Pierce-Gilmore	Non-Executive Director	March 30, 2022
Kathleen Pierce-Gilmore

/s/ Paul Purcell	Non-Executive Director	March 30, 2022
Paul Purcell

/s/ Michael Cutter	Non-Executive Director	March 30, 2022
Michael Cutter

Exhibit 31.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Charles Youakim, certify that:

1.I have reviewed this Annual Report on Form 10-K of Sezzle Inc.;
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
b.[paragraph omitted in accordance with Exchange Act Rule 13a-14(a)]
c.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
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

Date: March 30, 2022

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 31.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Karen Hartje, certify that:

1.I have reviewed this Annual Report on Form 10-K of Sezzle Inc.;
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
b.[paragraph omitted in accordance with Exchange Act Rule 13a-14(a)]
c.evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
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

Date: March 30, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: March 30, 2022

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: March 30, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer