Form 10-Q
period 2022-03-31
Sezzle Inc.
filed 2022-05-16
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.00001 per share, outstanding at April 30, 2022 were 206,902,974.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in the section “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
•our ability to increase our merchant network, our base of consumers and Underlying Merchant Sales (“UMS”);
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
•impact of the costs of complying with various laws and regulations applicable to the BNPL industry in the United States and the international markets in which we operate; and
•our ability to achieve our public benefit purpose and maintain our B Corporation certification;
•the other factors identified in the “Risk Factors” section of the 2021 Form 10-K.
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described in the section “Risk Factors” included in the 2021 Form 10-K. Should one or more of the risks or uncertainties described in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	As of
	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$58,371,390	$76,983,728
Restricted cash, current	2,188,775	1,886,440
Notes receivable, net	110,486,449	133,986,583
Other receivables, net	2,125,753	5,084,099
Prepaid expenses and other current assets	3,510,655	3,350,053
Total current assets	176,683,022	221,290,903
Non-Current Assets
Internally developed intangible assets, net	1,115,354	910,584
Property and equipment, net	607,136	662,472
Operating right-of-use assets	225,530	285,865
Restricted cash, non-current	20,000	20,000
Other assets	244,486	233,752
Total Assets	$178,895,528	$223,403,576

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$95,273,209	$96,516,668
Operating lease liabilities	153,418	171,959
Accrued liabilities	13,897,456	7,996,772
Other payables	4,643,610	2,874,046
Total current liabilities	113,967,693	107,559,445
Long Term Liabilities
Long term debt	250,000	250,000
Lease liabilities	53,599	90,962
Line of credit, net of unamortized debt issuance costs of $903,267 and $1,088,869, respectively	51,896,733	77,711,131
Total Liabilities	166,168,025	185,611,538

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 207,631,997 and 204,891,057 shares issued, respectively; 206,754,032 and 204,230,939 shares outstanding, respectively	2,069	2,044
Additional paid-in capital	171,445,100	168,338,673
Stock subscriptions: 1,343,750 and 20,729 shares subscribed, respectively	(305,833)	(18,545)
Treasury stock, at cost: 877,965 and 660,118 shares, respectively	(3,994,461)	(3,691,322)
Accumulated other comprehensive income	971,897	563,911
Accumulated deficit	(155,391,269)	(127,402,723)
Total Stockholders' Equity	12,727,503	37,792,038
Total Liabilities and Stockholders' Equity	$178,895,528	$223,403,576

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Income
Sezzle income	$24,127,630	$22,252,390
Account reactivation fee income	3,506,332	3,778,368
Total income	27,633,962	26,030,758

Operating Expenses
Personnel	16,379,638	12,302,173
Transaction expense	11,794,369	8,924,927
Third-party technology and data	2,076,314	1,151,193
Marketing, advertising, and tradeshows	5,298,707	1,523,770
General and administrative	7,743,061	2,383,515
Provision for uncollectible accounts	10,465,595	8,576,978
Total operating expenses	53,757,684	34,862,556

Operating Loss	(26,123,722)	(8,831,798)

Other Expense
Net interest expense	(1,615,339)	(1,353,619)
Other expense, net	(228,339)	(57,038)
Loss on extinguishment of line of credit	—	(1,092,679)
Loss before taxes	(27,967,400)	(11,335,134)

Income tax expense	21,146	18,223

Net Loss	(27,988,546)	(11,353,357)

Other Comprehensive Income
Foreign currency translation adjustment	407,986	134,931

Total Comprehensive Loss	$(27,580,560)	$(11,218,426)

Net Losses per Share:
Basic and diluted loss per common share	$(0.14)	$(0.06)
Basic and diluted weighted average shares outstanding	204,572,060	197,088,869

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	2,183,589	—	—	—	—	2,183,589
Stock option exercises	202,350	2	70,582	—	—	—	—	70,584
Restricted stock issuances and vesting of awards	290,989	—	473,111	—	—	—	—	473,111
Stock subscriptions receivable related to stock option exercises	56,250	—	61,925	(61,925)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	69,440	—	—	—	69,440
Repurchase of common stock	(84,055)	—	—	—	(407,434)	—	—	(407,434)
Foreign currency translation adjustment	—	—	—	—	—	134,931	—	134,931
Net loss	—	—	—	—	—	—	(11,353,357)	(11,353,357)
Balance at March 31, 2021	197,392,208	$1,972	$115,430,181	$(61,925)	$(1,282,666)	$629,436	$(63,587,717)	$51,129,281

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2022	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	1,768,718	—	—	—	—	1,768,718
Stock option exercises	643,678	6	82,520	—	—	—	—	82,526
Restricted stock issuances and vesting of awards	753,512	8	949,369	—	—	—	—	949,377
Stock subscriptions receivable related to stock option exercises	1,343,750	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	18,545	—	—	—	18,545
Repurchase of common stock	(217,847)	(2)	—	—	(303,139)	—	—	(303,141)
Foreign currency translation adjustment	—	—	—	—	—	407,986	—	407,986
Net loss	—	—	—	—	—	—	(27,988,546)	(27,988,546)
Balance at March 31, 2022	206,754,032	$2,069	$171,445,100	$(305,833)	$(3,994,461)	$971,897	$(155,391,269)	$12,727,503

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net loss	$(27,988,546)	$(11,353,357)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	223,967	163,401
Provision for uncollectible accounts	10,465,595	8,576,978
Provision for other uncollectible receivables	2,514,301	1,319,290
Equity based compensation and restricted stock vested	2,718,095	2,656,700
Amortization of debt issuance costs	185,602	130,457
Loss on extinguishment of line of credit	—	1,092,679
Changes in operating assets and liabilities:
Notes receivable	13,221,231	(25,514,031)
Other receivables	444,861	(1,388,618)
Prepaid expenses and other assets	(180,022)	(294,996)
Merchant accounts payable	(1,467,348)	15,588,578
Other payables	1,776,019	611,611
Accrued liabilities	5,891,198	3,016,748
Operating leases	4,387	(14,440)
Net Cash Provided from (Used for) Operating Activities	7,809,340	(5,409,000)

Investing Activities:
Purchase of property and equipment	(56,488)	(189,838)
Internally developed intangible asset additions	(317,681)	(199,465)
Net Cash Used for Investing Activities	(374,169)	(389,303)

Financing Activities:
Proceeds from line of credit	—	26,666,667
Payments to line of credit	(26,000,000)	(39,666,667)
Payments of debt issuance costs	—	(1,617,720)
Payment of debt extinguishment costs	—	(1,000,000)
Proceeds from stock option exercises	82,526	70,584
Stock subscriptions collected related to stock option exercises	18,545	69,440
Repurchase of common stock	(303,141)	(579,212)
Net Cash Used for Financing Activities	(26,202,070)	(16,056,908)

Effect of exchange rate changes on cash	456,896	129,389
Net decrease in cash, cash equivalents, and restricted cash	(18,766,899)	(21,855,211)
Cash, cash equivalents, and restricted cash, beginning of year	78,890,168	89,103,903
Cash, cash equivalents, and restricted cash, end of period	$60,580,165	$67,378,081

Noncash investing and financing activities:
Withholding of restricted stock units to cover employee tax withholding	—	139,676

Supplementary disclosures:
Interest paid	1,567,639	1,488,369
Income taxes paid	—	8,326

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2021 annual consolidated financial statements. Operating results reported for the three months ended March 31, 2022 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2022.

Sezzle Inc. (the “Company” or “Sezzle”) uses the same accounting policies in preparing quarterly and annual consolidated financial statements. The Company consolidates the accounts of subsidiaries for which it has a controlling financial interest. The accompanying consolidated financial statements include all the accounts and activity of Sezzle Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $1,893,726 and $6,408,389 as of March 31, 2022 and December 31, 2021, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

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

Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive loss. There were no impairment losses for the three months ended March 31, 2022 and 2021.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet as of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On February 25, 2022 the Company amended its existing line of credit covenants as disclosed in Note 7. Line of Credit within the notes to the consolidated financial statements. Additionally, on March 10, 2022 the Company undertook a workforce reduction to provide the Company with an additional cost savings. Management is also exploring scaling back the Company’s international operations to further reduce the Company’s future expenses.

Management believes that the implementation of these plans will allow the Company to continue as a going concern through at least May 16, 2023.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” which requires an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. As a smaller reporting company, Sezzle plans to adopt this standard beginning January 1, 2023 in conjunction with ASU 2016-13. At that time, Sezzle will include this additional disclosure within its vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination.

None of the other recent accounting pronouncements issued by the FASB during the three months ended March 31, 2022 are within scope for the Company; therefore, it does not expect any of the other recent accounting pronouncements issued to have a material effect on the Company’s consolidated financial statements.

Note 2. Total Income

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

Sezzle income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method. Total Sezzle income to be recognized over the duration of existing notes receivable outstanding was $4,611,497 and $5,240,919 as of March 31, 2022 and December 31, 2021, respectively. Total Sezzle income recognized was $24,127,630 and $22,252,390 for the three months ended March 31, 2022 and 2021, respectively. Sezzle income in the fourth quarter has historically been strongest for the Company, in line with consumer spending habits during the holiday shopping season.

Account Reactivation Fee Income

Sezzle also earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts. Account reactivation fee income recognized totaled $3,506,332 and $3,778,368 for the three months ended March 31, 2022 and 2021, respectively.

Note 3. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and reschedule fees that Sezzle reasonably expects to collect from its consumers. As of March 31, 2022 and December 31, 2021, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

As of	March 31, 2022	December 31, 2021
Notes receivable, gross	$134,799,279	$162,341,675
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)	(11,133,146)
Provision	(10,465,595)	(52,621,682)
Charge-offs, net of recoveries totaling $1,427,547 and $6,153,728, respectively	13,878,435	40,640,655
Total allowance for uncollectible accounts	(19,701,333)	(23,114,173)
Notes receivable, net of allowance	115,097,946	139,227,502
Deferred Sezzle income	(4,611,497)	(5,240,919)
Notes receivable, net	$110,486,449	$133,986,583

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the three months ended March 31, 2022.

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

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of March 31, 2022 and December 31, 2021:

As of	March 31, 2022			December 31, 2021
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$114,963,752	$(5,377,350)	$109,586,402	$139,024,393	$(7,989,217)	$131,035,176
Days past due:
1–28	8,096,237	(3,707,669)	4,388,568	12,263,154	(5,126,611)	7,136,543
29–56	4,306,780	(3,390,980)	915,800	5,266,164	(4,267,236)	998,928
57–90	7,432,510	(7,225,334)	207,176	5,787,964	(5,731,109)	56,855
Total	$134,799,279	$(19,701,333)	$115,097,946	$162,341,675	$(23,114,173)	$139,227,502

Note 4. Other Receivables

As of March 31, 2022 and December 31, 2021, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	March 31, 2022	December 31, 2021
Account reactivation fees receivable, net	$348,401	$1,325,443
Receivables from merchants, net	1,777,352	3,758,656
Other receivables, net	$2,125,753	$5,084,099

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

As of March 31, 2022 and December 31, 2021, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

As of	March 31, 2022	December 31, 2021
Account reactivation fees receivable, gross	$2,143,361	$3,016,514
Less allowance for uncollectible accounts:
Balance at start of period	(1,691,071)	(1,071,588)
Provision	(2,320,268)	(6,128,851)
Charge-offs, net of recoveries totaling $327,068 and $1,273,319, respectively	2,216,379	5,509,368
Total allowance for uncollectible accounts	(1,794,960)	(1,691,071)
Account reactivation fees receivable, net	$348,401	$1,325,443

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the three months ended March 31, 2022.

Receivables from merchants primarily represent merchant fees receivable for orders settled with the Sezzle Virtual Card solution. Such receivables totaled $1,718,834 and $3,738,765 as of March 31, 2022 and December 31, 2021, respectively. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and Sezzle separately invoices the merchant for the merchant fees due to Sezzle.

Additionally, the Company had other uncollectible receivables, net, which totaled $58,518 and $19,891 as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded direct write-downs of $194,033 and $344,636, respectively, related to these other uncollectible receivables from merchants which are included in transaction expense on the consolidated statements of operations and comprehensive loss. Such write-downs are also included in the provision for uncollectible other receivables on the consolidated statements of cash flows.

Note 5. Leases

Sezzle is currently entered into operating leases for its corporate office spaces in the United States, Canada, India, Lithuania, and Brazil. Total lease expense incurred for the three months ended March 31, 2022 and 2021 was $108,659 and $137,180, respectively. Lease expense is recognized within general and administrative on the consolidated statements of operations and comprehensive loss. Cash payments for leases totaled $105,266 and $154,022 for the three months ended March 31, 2022 and 2021, respectively

Right-of-use assets and lease liabilities are recognized as of the commencement date based on the present value of the remaining lease payments over the lease term which includes renewal periods that the Company is reasonably certain to exercise. Right-of-use assets and lease liabilities are recorded within current assets and liabilities, respectively, on the consolidated balance sheets. The Company has elected not to recognize right-of-use assets and lease liabilities on short-term leases with terms of one year or less.

The expected maturity of the Company’s operating leases as of March 31, 2022 is as follows:

2022	$134,842
2023	90,822
2024	12,540
Interest	(31,187)
Present value of lease liabilities	$207,017

As of March 31, 2022, the weighted average remaining term of the Company’s operating leases is 1.4 years and its weighted average discount rate for all operating leases is 5.25%. As of December 31, 2021, the weighted average remaining term of the Company’s operating leases was 1.5 years and its weighted average discount rate for all operating leases was 5.25%. As of March 31, 2022, Sezzle has not entered into any lease agreements that contain residual value guarantees or financial covenants.

Note 6. Merchant Accounts Payable

Sezzle offers its merchants an interest bearing program in which merchants may defer payment from the Company in exchange for interest. Merchant accounts payable in total were $95,273,209 and $96,516,668 as of March 31, 2022 and December 31, 2021, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $77,793,261 and $78,097,910 were recorded within the merchant interest program balance as of March 31, 2022 and December 31, 2021, respectively.

Effective March 1, 2022, deferred payments retained in the program bear interest at the Secured Overnight Financing Rate (“SOFR”) plus three percent on an annual basis, compounding daily. Prior to that, deferred payments retained in the program bore interest at the LIBOR daily (3 month) rate plus three percent on an annual basis, compounding daily. The weighted average annual percentage yield was 3.19% and 3.27% for the three months ended March 31, 2022 and 2021, respectively. Interest expense associated with the program totaled $593,576 and $462,735 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 7. Line of Credit

The Company had an outstanding line of credit balance of $52,800,000 as of March 31, 2022, recorded within line of credit, net, as a non-current liability on the consolidated balance sheets. As of March 31, 2022, Sezzle had pledged $162,882,057 of its notes receivable and had an unused borrowing capacity of $39,717,682.

For the three months ended March 31, 2022 and 2021, interest expense relating to the utilization of its lines of credit was $788,298 and $669,248, respectively. Interest expense relating to unused daily amounts was $82,300 and $100,180 for the three months ended March 31, 2022 and 2021, respectively. Interest expense recorded for the amortization of debt issuance costs related to its line of credit totaled $185,602 and $130,457 for the three months ended March 31, 2022 and 2021, respectively.

Effective January 1, 2022, the Company amended its Revolving Credit and Security Agreement, dated as of February 10, 2021, as amended (the “2021 Credit Agreement” and, such amendment, the “January Credit Agreement Amendment”), which was entered into by Sezzle Funding SPE II, LLC, a wholly owned indirect subsidiary of Sezzle (the “Borrower”), Goldman Sachs Bank USA (the “Class A senior lender”), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the “Class B mezzanine lenders”). The January Credit Agreement replaced references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262% (collectively, “Adjusted SOFR”). The 2021 Credit Agreement carries an interest rate of Adjusted SOFR+3.375% and Adjusted SOFR+10.689% (the Adjusted SOFR floor rate is set at 0.25%) for funds borrowed from the Class A senior lender and the Class B mezzanine lenders, respectively. As of March 31, 2022, the weighted average interest rate was 5.53%.

On February 25, 2022, the Company entered into an additional amendment (the “February Credit Agreement Amendment”) to the 2021 Credit Agreement. As part of the February Credit Agreement Amendment, certain definitions and events of default under the 2021 Credit Agreement were amended to clarify the terms of applicable cure periods, involving replacement of the servicer and a required change in the level of availability and data exchanged with the backup servicer.

On February 25, 2022, the Company entered into Amendment No. 1 (the “Limited Guaranty Amendment”) to that certain Limited Guaranty and Indemnity Agreement, dated as of February 10, 2021, by and among the Company (as “Limited Guarantor” thereunder) and the Administrative Agent (the “Limited Guaranty”). The Limited Guaranty Amendment adjusted and provided alternatives for certain Limited Guarantor financial covenant measurement thresholds and required certain Limited Guarantor compliance reporting obligations during a defined modification period. The length of the modification period is dependent in part upon the ongoing status and progress towards the closing of the Zip Merger.

Note 8. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of March 31, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle will commit to spend up to approximately $32.5 million and $35.1 million, respectively, in marketing and advertising spend in future periods. These agreements generally have contractual terms ranging from one to three years.

Expenses incurred relating to these agreements totaled $4,361,830 and $1,105,936 for the three months ended March 31, 2022 and 2021, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive loss. Sezzle had $165,622 and $83,333 recorded as a prepaid expense related to these agreements in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks. As of March 31, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle may spend approximately $7.7 million and $6.7 million, respectively, in future periods if such criteria are met.

Note 9. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given the Company is in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the three months ended March 31, 2022 and 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of the 2021 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of March 31, 2022, our platform has supported the business growth of 49 thousand Active Merchants while serving 3.5 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchant partners, consumers, employees, communities and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 47 times per year based on the transaction activity during the rolling twelve months ended March 31, 2022, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time; instead, we generate a substantial majority of our revenues by charging our merchants fees in the form of a Merchant Discount Rate. We also offer Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships, which is still in an early development stage.

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

Proposed Merger with Wholly-Owned Subsidiary of Zip

On February 28, 2022, we entered into the Zip Merger Agreement, pursuant to which, upon the terms and subject to the conditions thereof, Merger Sub will be merged with and into Sezzle Inc., with Sezzle Inc. surviving the merger as a wholly-owned subsidiary of Zip (the “Zip Merger”). Subject to the terms and conditions of the Zip Merger Agreement, each share of our common stock (including each share of our common stock in respect of which a Company CDI (as defined in the Zip Merger Agreement) has been issued) issued and outstanding immediately prior to the Effective Time (other than shares of our common stock that are held by us (or any of our subsidiaries), Zip (or any of its subsidiaries) or Merger Sub) shall be cancelled and converted into the right to receive, at the election of our stockholders (subject to the immediately following sentence), (a) a number of Zip ordinary shares equal to 0.98 (the “Exchange Ratio”) or (b) a number of Zip American depositary receipts (“Zip ADRs”) representing a number of Zip ordinary shares equal to the Exchange Ratio. Any person who is an Australian Stockholder (as defined in the Zip Merger Agreement) will only be entitled to consideration in the form of Zip ordinary shares.

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

Subject to the terms and conditions of the Zip Merger Agreement, unvested and outstanding options and Restricted Stock Units (“RSUs”) will be converted into Zip options and performance rights with similar terms and conditions as existing options and RSUs, provided, that each company option that is subject to a Company total shareholder return performance-based vesting condition (“Company TSR”) shall, immediately prior to the Effective Time, become earned, if at all, by using the Closing Date (as defined in the Zip Merger Agreement) as the end of the applicable performance period for purposes of measuring performance based vesting with the resulting option, if any, subject to service-based vesting through the end of the original performance period, and vested options and RSUs will be cancelled and converted into the right to receive merger consideration.

The consummation of the transaction is subject to certain closing conditions, including, but not limited to (i) the declaration by the SEC of the effectiveness of the registration statements on Form F-4 and Form F-6 (and the absence of any stop order or proceedings suspending such effectiveness), (ii) the Zip ADRs being authorized for listing on a United States Exchange (as defined in the Zip Merger Agreement) and the Zip Ordinary Shares issuable pursuant to the Zip Merger Agreement being authorized for listing on the ASX, (iii) the Australian Prospectus (to the extent required by applicable Law (as defined in the Zip Merger Agreement)) being lodged with the Australian Securities and Investments Commission (the “ASIC”) and the exposure period prescribed by section 727(3) of the Corporations Act will have elapsed (if applicable) and no stop order is issued by ASIC in relation to the Australian Prospectus and remains in effect (or waivers from the requirement to lodge the Australian Prospectus have been received from ASIC), (iv) receipt of required waivers from the ASX and the ASIC, (v) the expiration or termination of any applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (vi) no governmental order or law prohibiting the consummation of the Contemplated Transactions or making the consummation of the Contemplated Transactions illegal and (vii) the required Australian approvals having been obtained and the condition described in the preceding clause (v) being satisfied without the imposition of a Burdensome Condition (as defined in the Zip Merger Agreement). The initial waiting period under the HSR Act expired on April 18, 2022. If the Zip Merger Agreement is terminated under certain circumstances, the Company may be required to pay Zip a termination fee of A$7,800,000 or Zip may be required to pay the Company a termination fee of A$31,400,000.

The information contained herein relating to the Zip Merger Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the full text of the Zip Merger Agreement and related documents attached as exhibits to the Current Report on Form 8-K filed with the SEC on February 28, 2022.

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 83% and 82% of our Total Income for the three months ended March 31, 2022 and 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. We added 2 thousand Active Merchants during the three months ended March 31, 2022, totaling 49 thousand Active Merchants on the platform at the end of the same period. Although for the three months ended March 31, 2022, we did not depend on any one merchant for more than 10% of Merchant-related fees, our business is still at a relatively early stage and our merchant revenue is not as diversified as it might be for a more mature business.

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

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In partnership with TransUnion, we engineered Sezzle Up, an upgraded version of the core Sezzle experience that launched in 2020 and supports consumers in building their credit scores by permitting us to report their payment histories to credit bureaus. As these consumers pay on time, their credit scores and spending limits on the Sezzle Platform can increase, which may result in consumers making larger purchases that will generate an increase in merchant fees. Other parts of our product suite and proprietary merchant interface are specifically designed to streamline the merchant experience. For example, we believe that our Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “swipe” of their card at the point-of-sale. In addition, we work with other lending partners to offer consumers at participating merchants longer-term, monthly fixed-rate installment-loan products, which will support consumer purchases for big ticket items and earn us a fee on such transactions. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We continue to provide offerings such as Sezzle Spend, which is a way we can issue credit to Sezzle accounts for various reasons, often involving rewards and promotions to new consumers. We have consistently added Active Consumers each quarter since our inception, while the number of transactions per Active Consumer has typically increased each quarter as well. We added 0.1 million Active Consumers during the three months ended March 31, 2022, totaling 3.5 million Active Consumers on the platform at the end of the same period. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 47 times per year based on the transaction activity during the rolling twelve months ended March 31, 2022, although historical transaction activity is not an indication of future results.

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

We absorb the costs of all core product uncollectible receivables from our consumers. The provision for uncollectible accounts is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumers repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for uncollectible accounts and related charge-offs by providing optimal limitations on spending power to qualified consumers.

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

International Operations

We primarily operate in the United States and have operations in Canada, India, Brazil and certain countries in Europe. During the first quarter of 2022, we decided to scale back operations in Europe to essential requirements, such as supporting cross-border merchant relationships. Additionally, we are planning to cease payment processing activities in India. Finally, we are exploring the possibility of spinning off our Brazilian operations to the local management team and taking a minority stake in the resulting company.

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

Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. We believe that our performance during this period demonstrates the value and effectiveness of our platform, the resilience of our business model, and the capabilities of our risk management and underwriting approach. Our employees continue to primarily work from home, although employees have the option to work from the office under a hybrid model. Additionally, our sales and marketing teams have begun to selectively attend group events and industry-related conferences.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Underlying Merchant Sales ("UMS")	$450,539	$375,066	$75,473	20.1%

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

For the three months ended March 31, 2022 and 2021, UMS totaled $450.5 million and $375.1 million, respectively, which is an increase of 20.1%.

Active Merchants and Active Consumers

	As of		Change
	March 31, 2022	December 31, 2021	#	%
	(in thousands)
Active Merchants	49	47	2	3.6%
Active Consumers	3,460	3,400	60	1.7%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of March 31, 2022, we had 49 thousand Active Merchants, an increase of 3.6% when compared to the 47 thousand Active Merchants as of December 31, 2021. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of March 31, 2022, we had 3.5 million Active Consumers, an increase of 1.7% when compared to our 3.4 million Active Consumers as of December 31, 2021.

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

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. Effective January 1, 2022, the interest paid on borrowings under our line of credit and Merchant Interest Program are based on SOFR.

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

Other Comprehensive Income

Other comprehensive income is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended March 31,		Change
	2022	2021	$	%
Sezzle income	$24,127,630	$22,252,390	$1,875,240	8.4%
Account reactivation fee income	3,506,332	3,778,368	(272,036)	(7.2)%
Total income	$27,633,962	$26,030,758	$1,603,204	6.2%

Total income is comprised of Sezzle income and account reactivation fees. Sezzle income for the three months ended March 31, 2022 and 2021 totaled $24.1 million and $22.3 million, respectively, which was an increase of 8.4%. The increase compared to the prior comparative period was driven by growth in our Active Merchants and Active Consumers, as well as increased repeat usage.

Account reactivation fee income recognized totaled $3.5 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Account reactivation fees as a percentage of total income was 12.7% and 14.5% for the three months ended March 31, 2022 and 2021, respectively. The decrease in this metric during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was due to changes in our account reactivation fees assessment policy.

The breakout of Sezzle income for the three months ended March 31, 2022 and 2021 is as follows:

	For the three months ended March 31,		Change
	2022	2021	$	%
Merchant fees	$23,042,395	$21,436,095	$1,606,300	7.5%
Consumer reschedule fees	1,233,136	1,000,925	232,211	23.2%
Direct note origination costs	(147,901)	(184,630)	36,729	(19.9)%
Sezzle income	$24,127,630	$22,252,390	$1,875,240	8.4%

Merchant fees totaled $23.0 million and $21.4 million for the three months ended March 31, 2022 and 2021, respectively, or 95.5% and 96.3% of Sezzle income, respectively. The decrease in merchant fees as a percentage of Sezzle income during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 was a result of a greater share of transactions taking place with enterprise merchants who have a lower Merchant Discount Rate during the three months ended March 31, 2022.

Consumer reschedule fees totaled $1.2 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Consumer reschedule fee income as a percentage of Sezzle income was 5.1% and 4.5% for the three months ended March 31, 2022 and 2021, respectively. The increase in this metric was due to higher reschedule fee forgiveness in the prior comparative period related to our COVID-19 hardship program.

Personnel

	For the three months ended March 31,		Change
	2022	2021	$	%
Personnel	$16,379,638	$12,302,173	$4,077,465	33.1%

Personnel costs increased by 33.1% to $16.4 million for the three months ended March 31, 2022, from $12.3 million for the three months ended March 31, 2021. The increase in personnel costs was primarily a result of hiring more employees to support our operations. In March 2022, we undertook a workforce reduction which we expect to reduce personnel costs in future periods.

Recorded within personnel, equity and incentive–based compensation totaled $3.7 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively, which was a 28.9% decrease. The decrease in equity and incentive–based compensation was a result of higher prior period expenses associated with our long-term incentive program attributable to changes in our stock price, as well as cancellation of awards associated with our workforce reduction executed in March 2022.

Transaction Expense

	For the three months ended March 31,		Change
	2022	2021	$	%
Payment processing costs	$9,327,774	$6,532,231	$2,795,543	42.8%
Affiliate and partner fees	1,288,954	1,360,708	(71,754)	(5.3)%
Other transaction expense	1,177,641	1,031,988	145,653	14.1%
Transaction expense	$11,794,369	$8,924,927	$2,869,442	32.2%

Transaction expenses were $11.8 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively.

Payment processing costs were $9.3 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. The 42.8% increase in costs period-over-period were primarily driven by the increase in volume of orders transacted by consumers and the related processing of payments associated with those orders, in addition to a greater proportion of card payments relative to ACH payments during the three months ended March 31, 2022 when compared to the prior comparative period.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with a partner platforms with which we have contractual agreements. Such costs were $1.3 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in costs was related to the renegotiation of a partner contract effective at the beginning of the current year, which reduced our partner revenue-sharing fees.

Other costs included in transaction expense were $1.2 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant service adjustments. The increase in costs were a result of increased Active Consumers, Active Merchants, and orders on the Sezzle Platform.

Third-Party Technology and Data

	For the three months ended March 31,		Change
	2022	2021	$	%
Third-party technology and data	$2,076,314	$1,151,193	$925,121	80.4%

Third-party technology and data costs totaled $2.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in expense was primarily related to our growth in Active Consumers and Underlying Merchant Sales and includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. Additionally, the increase in costs period-over-period was due to the implementation and expanded use of key cloud-based systems to support the growth of our operations.

Marketing, Advertising, and Tradeshows

	For the three months ended March 31,		Change
	2022	2021	$	%
Marketing, advertising, and tradeshows	$5,298,707	$1,523,770	$3,774,937	247.7%

Marketing, advertising, and tradeshow costs increased to $5.3 million for the three months ended March 31, 2022, compared to $1.5 million for the three months ended March 31, 2021. The increase in costs were primarily a result of increased initiatives to co-market the Sezzle brand with our enterprise merchants and partners. Costs related to Sezzle Spend promotions, digital advertising, and attending tradeshows also contributed to increased expenses period-over-period.

General and Administrative

	For the three months ended March 31,		Change
	2022	2021	$	%
General and administrative	$7,743,061	$2,383,515	$5,359,546	224.9%

General and administrative costs increased to $7.7 million for the three months ended March 31, 2022, compared to $2.4 million for the three months ended March 31, 2021. General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support the growth of our company. The increase period-over-period was primarily driven by accrued legal fees related to the Zip Merger.

Provision for Uncollectible Accounts

	For the three months ended March 31,		Change
	2022	2021	$	%
Provision for uncollectible accounts	$10,465,595	$8,576,978	$1,888,617	22.0%

The total provision for uncollectible accounts was $10.5 million for the three months ended March 31, 2022, compared to $8.6 million for the three months ended March 31, 2021. As a percentage of Sezzle income, the provision for uncollectible accounts was 43.4% and 38.5% for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, we saw a benefit to collections driven by the U.S. stimulus checks offered to many of our consumers under the American Rescue Plan Act of 2021. Starting in the second quarter of 2021, we had substantial growth in enterprise merchants UMS as a proportion of our total volume. Our non-integrated product offerings with enterprise merchants drove adverse selection, resulting in higher provision expense. To mitigate these losses, we implemented underwriting strategies with enterprise merchants during the three months ended March 31, 2022, and our provision expense as a percentage of Sezzle income decreased by 10.2% from 53.6% for the year ended December 31, 2021.

Net Interest Expense

	For the three months ended March 31,		Change
	2022	2021	$	%
Net interest expense	$1,615,339	$1,353,619	$261,720	19.3%

Net interest expense was $1.6 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in expense was driven by a higher average balance in our Merchant Interest Program and line of credit, partially offset against lower average interest rates for both when compared to the same quarter last year. Higher amortization of debt issuance costs during the three months ended March 31, 2022 also contributed to an increased expense.

Income Taxes

Income tax expense for the three months ended March 31, 2022 and 2021 was $21,146 and $18,223, respectively. Our effective income tax rate for the three months ended March 31, 2022 and 2021 was 0.1% and 0.2%, respectively. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of March 31, 2022 and December 31, 2021.

Other Comprehensive Income

We had $407,986 and $134,931 of foreign currency translation adjustments recorded within other comprehensive income for the three months ended March 31, 2022 and 2021, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have incurred net losses since inception, incurring a net loss of $28.0 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our initial public offering on the Australian Securities Exchange, and our revolving line of credit. As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $60.6 million, compared to $78.9 million as of December 31, 2021. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of March 31, 2022 and December 31, 2021, we had working capital of $62.7 million and $113.7 million, respectively. Additionally, as of March 31, 2022 we had an unused borrowing capacity on our line of credit of $39.7 million, compared to $29.8 million as of December 31, 2021.

We meet our liquidity requirements primarily through proceeds from our line of credit, which is subject to various covenants. On February 25, 2022, we amended our existing line of credit covenants as disclosed in Note 7. Line of Credit within the accompanying notes to consolidated financial statements. If our net losses continue at the level they did in 2021, it would have resulted in the breach of one or more of such line of credit covenants prior to the amendment. Our line of credit is a significant component of our working capital management.

Additionally, on March 10, 2022, we undertook a workforce reduction to provide us with annualized cost savings of approximately $10 million. We are also exploring scaling back international operations, which would provide us with an additional annualized cost savings of approximately $7.0 million.

We believe that the implementation of these plans, along with our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

	For the three months ended
	March 31, 2022	March 31, 2021
Net Cash Provided from (Used for) Operating Activities	7,809,340	(5,409,000)
Net Cash Used for Investing Activities	(374,169)	(389,303)
Net Cash Used for Financing Activities	(26,202,070)	(16,056,908)
Net decrease in cash, cash equivalents, and restricted cash	(18,766,899)	(21,855,211)

Operating Activities

Net cash provided from (used for) operating activities was $7.8 million and ($5.4) million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, receipts from consumers totaled $451.1 million compared with cash payments to merchants of $409.2 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $12.2 million for personnel related expenses, $12.4 million for transaction expenses (primarily payment processing costs), $4.3 million for advertising, marketing and tradeshow related expenses, $1.6 million of interest expense payments, and $3.7 million of cash outflows for third-party technology and other general and administrative expenses.

During the three months ended March 31, 2021, receipts from consumers totaled $346.2 million compared with cash payments to merchants of $330.3 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $6.5 million for personnel related expenses, $8.9 million for transaction expenses (primarily payment processing costs), $0.9 million for advertising, marketing and tradeshow related expenses, $1.5 million of interest expense payments, and $3.4 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers (to merchants) for the three months ended March 31, 2022 and 2021 was $42.0 million and $15.9 million, respectively. Beginning in the third quarter of the previous year, payments to merchants began generally growing at a faster rate than receipts from consumers due to a higher proportion of enterprise merchants. Large enterprise merchants typically do not participate in the Merchant Interest Program, and as a result do not defer their payments. The first quarter of the current year saw an increase in net cash provided from consumers as a result of seasonality. The increase in personnel cash outflows, period-over-period, are driven by an increase in employee headcount. The increase in cash outflows for transaction and interest related expenses are driven by the overall increase in UMS. Other increases in cash outflows, year-over-year, are due to overall growth in the Company's operations.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2022 was $0.4 million, consistent with the prior comparative period. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the three months ended March 31, 2022 was $26.2 million, compared to $16.1 million during the three months ended March 31, 2021.

Significant financing cash outflows during the three months ended March 31, 2022 included payments to our line of credit totaling $26.0 million and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $0.3 million. Financing cash inflows during the three months ended March 31, 2022 consisted of proceeds from stock option exercises totaling $0.1 million.

Line of Credit

Refer to Note 7. Line of Credit on the accompanying notes to our consolidated financial statements for discussion about our line of credit.

Merchant Contract Obligations

Refer to Note 8. Commitments and Contingencies on the accompanying notes to our consolidated financial statements for discussion about our merchant contract obligations.

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

New Accounting Pronouncements

Refer to Note 1. Significant Accounting Policies on the accompanying notes to our consolidated financial statements for discussion about recent accounting pronouncements.

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

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking, savings, and money market accounts. As of March 31, 2022 and December 31, 2021, we had approximately $1.9 million and $6.4 million of cash equivalents invested in money market funds. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A 0.1 percentage point increase or decrease in SOFR would not have a material affect on our accrued interest.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate as of March 31, 2022 would result in a foreign currency translation adjustment of approximately $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2022, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2022, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended March 31, 2022, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended March 31, 2022, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
January 1, 2022 through January 31, 2022	43,761	$2.03	—	$—
February 1, 2022 through February 28, 2022	17,294	1.51	—	—
March 1, 2022 through March 31, 2022	156,792	1.07	—	—
Total	217,847	$1.29	—	$—

(1)All 217,847 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

2.1	Agreement and Plan of Merger, dated as of February 28 2022, by and among Sezzle Inc., Zip Co. Limited, and Miyagi Merger Sub *	8-K	000-56267	2/28/22
3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/21
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/21
10.1
Amendment No. 3 to Revolving Credit Agreement, Amendment No. 1 to Limited Guaranty and Indemnity Agreement and Amendment No. 1 to Servicing Agreement, dated as of February 25, 2022, by and among Sezzle Funding SPE II, LLC, Sezzle Inc., the Lenders party thereto and Goldman Sachs Bank USA
		8-K	000-56267	2/28/22
10.2	Form of Indemnification Agreement	8-K	000-56267	2/28/22
10.3	Form of Company Support Agreement	8-K	000-56267	2/28/22
10.4	Form of Parent Support Agreement	8-K	000-56267	2/28/22
10.5	Support Agreement, dated February 28, 2022, by and between Zip Co Limited and Charles Youakim # *	10-K	000-56267	3/30/22
10.6	Support Agreement, dated February 28, 2022, by and between Zip Co Limited and Paul Paradis # *	10-K	000-56267	3/30/22
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.
*Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: May 16, 2022	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: May 16, 2022

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

Date: May 16, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: May 16, 2022

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: May 16, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer