Form 10-Q
period 2022-06-30
Sezzle Inc.
filed 2022-08-15
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.00001 per share, outstanding at July 31, 2022 were 207,546,351.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in the section “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
•the potential impact of the termination of our merger agreement with Zip Co Limited, including any impact on our stock price, business, financial condition and results of operations, and the potential negative impact to our business and employee relationships;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	As of
	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$62,076,421	$76,983,728
Restricted cash, current	1,200,228	1,886,440
Notes receivable, net	89,436,168	133,986,583
Other receivables, net	2,840,964	5,084,099
Prepaid expenses and other current assets	2,465,826	3,350,053
Total current assets	158,019,607	221,290,903
Non-Current Assets
Internally developed intangible assets, net	1,213,170	910,584
Property and equipment, net	471,045	662,472
Operating right-of-use assets	169,395	285,865
Restricted cash, non-current	20,000	20,000
Other assets	243,237	233,752
Total Assets	$160,136,454	$223,403,576

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$85,310,864	$96,516,668
Operating lease liabilities	150,138	171,959
Accrued liabilities	12,504,359	7,996,772
Other payables	4,684,034	2,874,046
Total current liabilities	102,649,395	107,559,445
Long Term Liabilities
Long term debt	250,000	250,000
Lease liabilities	4,926	90,962
Line of credit, net of unamortized debt issuance costs of $715,602 and $1,088,869, respectively	57,084,398	77,711,131
Total Liabilities	159,988,719	185,611,538

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 208,467,081 and 204,891,057 shares issued, respectively; 207,506,377 and 204,230,939 shares outstanding, respectively	2,077	2,044
Additional paid-in capital	174,333,629	168,338,673
Stock subscriptions: 0 and 20,729 shares subscribed, respectively	—	(18,545)
Treasury stock, at cost: 960,704 and 660,118 shares, respectively	(4,016,528)	(3,691,322)
Accumulated other comprehensive income	303,770	563,911
Accumulated deficit	(170,475,213)	(127,402,723)
Total Stockholders' Equity	147,735	37,792,038
Total Liabilities and Stockholders' Equity	$160,136,454	$223,403,576

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Sezzle income	$25,716,517	$23,688,512	$49,844,147	$45,940,901
Account reactivation fee income	3,535,521	3,696,612	7,041,853	7,474,980
Total income	29,252,038	27,385,124	56,886,000	53,415,881

Operating Expenses
Personnel	12,321,881	15,363,215	28,701,519	27,665,389
Transaction expense	10,115,258	9,111,863	21,909,627	18,036,789
Third-party technology and data	2,028,961	1,118,438	4,105,275	2,269,630
Marketing, advertising, and tradeshows	6,246,863	1,852,240	11,545,570	3,376,009
General and administrative	4,201,063	3,905,806	11,944,124	6,289,322
Provision for uncollectible accounts	7,890,809	13,847,205	18,356,404	22,424,183
Total operating expenses	42,804,835	45,198,767	96,562,519	80,061,322

Operating Loss	(13,552,797)	(17,813,643)	(39,676,519)	(26,645,441)

Other Income (Expense)
Net interest expense	(1,669,830)	(1,226,108)	(3,285,169)	(2,579,727)
Other income (expense), net	155,336	3,134	(73,003)	(53,905)
Loss on extinguishment of line of credit	—	—	—	(1,092,679)
Loss before taxes	(15,067,291)	(19,036,617)	(43,034,691)	(30,371,752)

Income tax expense	16,653	22,255	37,799	40,477

Net Loss	(15,083,944)	(19,058,872)	(43,072,490)	(30,412,229)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(668,127)	368,520	(260,141)	503,451

Total Comprehensive Loss	$(15,752,071)	$(18,690,352)	$(43,332,631)	$(29,908,778)

Net Losses per Share:
Basic and diluted loss per common share	$(0.07)	$(0.10)	$(0.21)	$(0.15)
Basic and diluted weighted average shares outstanding	207,156,599	197,770,409	205,871,469	197,433,425

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	4,513,291	—	—	—	—	4,513,291
Stock option exercises	817,300	8	251,413	—	—	—	—	251,421
Restricted stock issuances and vesting of awards	624,606	—	1,449,791	—	—	—	—	1,449,791
Conversion of liability-classified incentive awards to stockholders' equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	93,267	—	105,918	(105,918)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	131,365	—	—	—	131,365
Repurchase of common stock	(141,052)	—	—	—	(781,453)	—	—	(781,453)
Foreign currency translation adjustment	—	—	—	—	—	503,451	—	503,451
Net loss	—	—	—	—	—	—	(30,412,229)	(30,412,229)
Balance at June 30, 2021	198,320,795	$1,978	$128,254,422	$(43,993)	$(1,656,685)	$997,956	$(82,646,589)	$44,907,089

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2022	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	4,204,891	—	—	—	—	4,204,891
Stock option exercises	1,255,435	13	98,020	—	—	—	—	98,033
Restricted stock issuances and vesting of awards	976,839	10	1,386,225	—	—	—	—	1,386,235
Stock subscriptions receivable related to stock option exercises	1,343,750	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(300,586)	(3)	—	—	(325,206)	—	—	(325,209)
Foreign currency translation adjustment	—	—	—	—	—	(260,141)	—	(260,141)
Net loss	—	—	—	—	—	—	(43,072,490)	(43,072,490)
Balance at June 30, 2022	207,506,377	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at April 1, 2021	197,392,208	$1,972	$115,430,181	$(61,925)	$(1,282,666)	$629,436	$(63,587,717)	$51,129,281
Equity based compensation	—	—	2,329,702	—	—	—	—	2,329,702
Stock option exercises	614,950	6	180,831	—	—	—	—	180,837
Restricted stock issuances and vesting of awards	333,617	—	976,680	—	—	—	—	976,680
Conversion of liability-classified incentive awards to stockholders' equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	37,017	—	43,993	(43,993)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	61,925	—	—	—	61,925
Repurchase of common stock	(56,997)	—	—	—	(374,019)	—	—	(374,019)
Foreign currency translation adjustment	—	—	—	—	—	368,520	—	368,520
Net loss	—	—	—	—	—	—	(19,058,872)	(19,058,872)
Balance at June 30, 2021	198,320,795	$1,978	$128,254,422	$(43,993)	$(1,656,685)	$997,956	$(82,646,589)	$44,907,089

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at April 1, 2022	206,754,032	$2,069	$171,445,100	$(305,833)	$(3,994,461)	$971,897	$(155,391,269)	$12,727,503
Equity based compensation	—	—	2,436,173	—	—	—	—	2,436,173
Stock option exercises	611,757	7	15,500	—	—	—	—	15,507
Restricted stock issuances and vesting of awards	223,327	2	436,856	—	—	—	—	436,858
Stock subscriptions receivable related to stock option exercises	—	—	—	—	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	305,833	—	—	—	305,833
Repurchase of common stock	(82,739)	(1)	—	—	(22,067)	—	—	(22,068)
Foreign currency translation adjustment	—	—	—	—	—	(668,127)	—	(668,127)
Net loss	—	—	—	—	—	—	(15,083,944)	(15,083,944)
Balance at June 30, 2022	207,506,377	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net loss	$(43,072,490)	$(30,412,229)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	442,612	339,060
Provision for uncollectible accounts	18,356,404	22,424,183
Provision for other uncollectible receivables	5,081,800	2,505,818
Equity based compensation and restricted stock vested	5,591,126	5,963,082
Amortization of debt issuance costs	373,267	310,475
Impairment losses on long-lived assets	7,811	—
Loss on extinguishment of line of credit	—	1,092,679
Changes in operating assets and liabilities:
Notes receivable	26,099,737	(41,177,192)
Other receivables	(2,838,928)	(3,043,228)
Prepaid expenses and other assets	839,844	(1,394,247)
Merchant accounts payable	(11,137,361)	27,836,978
Other payables	1,853,858	2,197,599
Accrued liabilities	4,514,341	7,806,819
Operating leases	8,587	(40,496)
Net Cash Provided from (Used for) Operating Activities	6,120,608	(5,590,699)

Investing Activities:
Purchase of property and equipment	(20,919)	(308,873)
Internally developed intangible asset additions	(547,733)	(363,419)
Net Cash Used for Investing Activities	(568,652)	(672,292)

Financing Activities:
Payments on long term debt	—	(1,220,332)
Proceeds from line of credit	5,000,000	26,666,667
Payments to line of credit	(26,000,000)	(45,666,667)
Payments of debt issuance costs	—	(1,697,705)
Payment of debt extinguishment costs	—	(1,000,000)
Proceeds from stock option exercises	98,033	251,421
Stock subscriptions collected related to stock option exercises	324,378	131,365
Repurchase of common stock	(325,209)	(781,453)
Net Cash Used for Financing Activities	(20,902,798)	(23,316,704)

Effect of exchange rate changes on cash	(242,677)	502,735
Net decrease in cash, cash equivalents, and restricted cash	(15,350,842)	(29,579,695)
Cash, cash equivalents, and restricted cash, beginning of year	78,890,168	89,103,903
Cash, cash equivalents, and restricted cash, end of period	$63,296,649	$60,026,943

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	—	142,597
Conversion of liability-classified incentive awards to stockholder's equity	—	9,293,035

Supplementary disclosures:
Interest paid	2,995,626	2,579,591
Income taxes paid	18,769	4,575

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2021 annual consolidated financial statements. Operating results reported for the three and six months ended June 30, 2022 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2022.

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

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $3,290,513 and $6,408,389 as of June 30, 2022 and December 31, 2021, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

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

Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive loss. Impairment losses were not material for the three and six months ended June 30, 2022 and 2021.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet as of June 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On February 25, 2022 the Company amended its existing line of credit covenants as disclosed in Note 7. Line of Credit within the notes to the consolidated financial statements. On March 10, 2022, we undertook a workforce reduction to provide us with annualized cost savings. We have also scaled back international operations, restructured contracts with certain merchants and partners, and phased-in the introduction of Sezzle Premium, a paid subscription service for users to access large, non-integrated merchants for a monthly or annual fee.

Management believes that the implementation of these plans will allow the Company to continue as a going concern through at least August 15, 2023.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on operating loss or total comprehensive loss.

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

None of the other recent accounting pronouncements issued by the FASB during the six months ended June 30, 2022 are within scope for the Company; therefore, it does not expect any of the other recent accounting pronouncements issued to have a material effect on the Company’s consolidated financial statements.

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

Sezzle income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Sezzle income is then recognized over the average duration of the note using the effective interest rate method. Total Sezzle income to be recognized over the duration of existing notes receivable outstanding was $4,059,100 and $5,240,919 as of June 30, 2022 and December 31, 2021, respectively. Total Sezzle income recognized was $25,716,517 and $23,688,512 for the three months ended June 30, 2022 and 2021, respectively, and $49,844,147 and $45,940,901 for the six months ended June 30, 2022 and 2021, respectively. Sezzle income in the fourth quarter has historically been strongest for the Company, in line with consumer spending habits during the holiday shopping season.

Account Reactivation Fee Income

Sezzle also earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer, less an allowance for uncollectible amounts. Account reactivation fee income recognized totaled $3,535,521 and $3,696,612 for the three months ended June 30, 2022 and 2021, respectively, and $7,041,853 and $7,474,980 for the six months ended June 30, 2022 and 2021, respectively.

Note 3. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and reschedule fees that Sezzle reasonably expects to collect from its consumers. As of June 30, 2022 and December 31, 2021, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

As of	June 30, 2022	December 31, 2021
Notes receivable, gross	$108,620,169	$162,341,675
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)	(11,133,146)
Provision	(18,356,404)	(52,621,682)
Charge-offs, net of recoveries totaling $2,845,750 and $6,153,728, respectively	26,345,676	40,640,655
Total allowance for uncollectible accounts	(15,124,901)	(23,114,173)
Notes receivable, net of allowance	93,495,268	139,227,502
Deferred Sezzle income	(4,059,100)	(5,240,919)
Notes receivable, net	$89,436,168	$133,986,583

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the six months ended June 30, 2022.

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

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of June 30, 2022 and December 31, 2021:

As of	June 30, 2022			December 31, 2021
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$92,234,955	$(3,592,064)	$88,642,891	$139,024,393	$(7,989,217)	$131,035,176
Days past due:
1–28	7,171,333	(3,209,986)	3,961,347	12,263,154	(5,126,611)	7,136,543
29–56	4,334,585	(3,575,422)	759,163	5,266,164	(4,267,236)	998,928
57–90	4,879,296	(4,747,429)	131,867	5,787,964	(5,731,109)	56,855
Total	$108,620,169	$(15,124,901)	$93,495,268	$162,341,675	$(23,114,173)	$139,227,502

Note 4. Other Receivables

As of June 30, 2022 and December 31, 2021, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	June 30, 2022	December 31, 2021
Account reactivation fees receivable, net	$441,314	$1,325,443
Receivables from merchants, net	2,399,650	3,758,656
Other receivables, net	$2,840,964	$5,084,099

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

As of June 30, 2022 and December 31, 2021, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

As of	June 30, 2022	December 31, 2021
Account reactivation fees receivable, gross	$1,921,646	$3,016,514
Less allowance for uncollectible accounts:
Balance at start of period	(1,691,071)	(1,071,588)
Provision	(4,757,794)	(6,128,851)
Charge-offs, net of recoveries totaling $700,698 and $1,273,319, respectively	4,968,533	5,509,368
Total allowance for uncollectible accounts	(1,480,332)	(1,691,071)
Account reactivation fees receivable, net	$441,314	$1,325,443

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the six months ended June 30, 2022.

Receivables from merchants primarily represent merchant fees receivable for orders settled with the Sezzle Virtual Card solution. Such receivables totaled $2,343,461 and $3,738,765 as of June 30, 2022 and December 31, 2021, respectively. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and Sezzle separately invoices the merchant for the merchant fees due to Sezzle.

Additionally, the Company had other receivables from merchants, net, which totaled $56,189 and $19,891 as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company recorded direct write-downs of $129,974 and $110,546, respectively, and $324,006 and $455,182 during the six months ended June 30, 2022 and 2021, respectively, related to these other receivables from merchants which are included in transaction expense on the consolidated statements of operations and comprehensive loss. Such write-downs are also included in the provision for uncollectible other receivables on the consolidated statements of cash flows.

Note 5. Leases

Sezzle is currently entered into operating leases for its corporate office spaces in the United States, Canada, India, Lithuania, and Brazil. Total lease expense incurred for the three months ended June 30, 2022 and 2021 was $109,785 and $138,246, respectively, and $218,444 and $275,427 for the six months ended June 30, 2022 and 2021, respectively. Lease expense is recognized within general and administrative on the consolidated statements of operations and comprehensive loss. Cash payments for leases totaled $80,651 and $136,406 for the three months ended June 30, 2022 and 2021, respectively, and $185,916 and $290,429 for the six months ended June 30, 2022 and 2021, respectively.

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

The expected maturity of the Company’s operating leases as of June 30, 2022 is as follows:

2022	$84,218
2023	78,142
2024	3,959
Interest	(11,255)
Present value of lease liabilities	$155,064

As of June 30, 2022, the weighted average remaining term of the Company’s operating leases is 1.0 year and its weighted average discount rate for all operating leases is 5.25%. As of December 31, 2021, the weighted average remaining term of the Company’s operating leases was 1.5 years and its weighted average discount rate for all operating leases was 5.25%. As of June 30, 2022, Sezzle has not entered into any lease agreements that contain residual value guarantees or financial covenants.

Note 6. Merchant Accounts Payable

Sezzle offers its merchants an interest bearing program in which merchants may defer payment from the Company in exchange for interest. Merchant accounts payable in total were $85,310,864 and $96,516,668 as of June 30, 2022 and December 31, 2021, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $69,995,269 and $78,097,910 were recorded within the merchant interest program balance as of June 30, 2022 and December 31, 2021, respectively.

Effective March 1, 2022, deferred payments retained in the program bear interest at the Secured Overnight Financing Rate (“SOFR”) plus three percent on an annual basis, compounding daily. Prior to that, deferred payments retained in the program bore interest at the LIBOR daily (3 month) rate plus three percent on an annual basis, compounding daily. The weighted average annual percentage yield was 3.27% and 3.24% for the three months ended June 30, 2022 and 2021, respectively, and 3.23% and 3.26% for the six months ended June 30, 2022 and 2021, respectively. Interest expense associated with the program totaled $594,961 and $583,332 for the three months ended June 30, 2022 and 2021, respectively, and $1,188,537 and $1,046,067 for the six months ended June 30, 2022 and 2021, respectively.

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

Note 7. Line of Credit

The Company had an outstanding line of credit balance of $57,800,000 as of June 30, 2022, recorded within line of credit, net, as a non-current liability on the consolidated balance sheets. As of June 30, 2022, Sezzle had pledged $83,406,289 of eligible notes receivable and had an unused borrowing capacity of $10,052,867.

For the three months ended June 30, 2022 and 2021, interest expense relating to the utilization of its lines of credit was $837,739 and $318,083, respectively, and $1,626,038 and $987,331 for the six months ended June 30, 2022 and 2021, respectively. Interest expense relating to unused daily amounts was $86,808 and $149,436 for the three months ended June 30, 2022 and 2021, respectively, and $169,108 and $249,617 for the six months ended June 30, 2022 and 2021, respectively. Interest expense recorded for the amortization of debt issuance costs related to its line of credit totaled $187,665 and $180,017 for the three months ended June 30, 2022 and 2021, and $373,267 and $310,475 for the six months ended June 30, 2022 and 2021, respectively.

Effective January 1, 2022, the Company amended its Revolving Credit and Security Agreement, dated as of February 10, 2021, as amended (the “2021 Credit Agreement” and, such amendment, the “January Credit Agreement Amendment”), which was entered into by Sezzle Funding SPE II, LLC, a wholly owned indirect subsidiary of Sezzle (the “Borrower”), Goldman Sachs Bank USA (the “Class A senior lender”), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the “Class B mezzanine lenders”). The January Credit Agreement replaced references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262% (collectively, “Adjusted SOFR”). The 2021 Credit Agreement carries an interest rate of Adjusted SOFR+3.375% and Adjusted SOFR+10.689% (the Adjusted SOFR floor rate is set at 0.25%) for funds borrowed from the Class A senior lender and the Class B mezzanine lenders, respectively. As of June 30, 2022, the weighted average interest rate was 6.70%.

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

On February 25, 2022, the Company entered into Amendment No. 1 (the “Limited Guaranty Amendment”) to that certain Limited Guaranty and Indemnity Agreement, dated as of February 10, 2021, by and among the Company (as “Limited Guarantor” thereunder) and the Administrative Agent (the “Limited Guaranty”). The Limited Guaranty Amendment adjusted and provided alternatives for certain Limited Guarantor financial covenant measurement thresholds and required certain Limited Guarantor compliance reporting obligations during a defined modification period. The modification period ended upon the termination of the Zip Merger on July 11, 2022.

Note 8. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of June 30, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle will commit to spend up to approximately $26.4 million and $35.1 million, respectively, in marketing and advertising spend in future periods. These agreements generally have contractual terms ranging from one to three years.

Expenses incurred relating to these agreements totaled $6,090,182 and $1,353,626 for the three months ended June 30, 2022 and 2021, respectively, and $10,452,012 and $2,459,561 for the six months ended June 30, 2022 and 2021, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive loss. Sezzle had $83,333 recorded as a prepaid expense related to these agreements in the consolidated balance sheets as of both June 30, 2022 and December 31, 2021.

Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks. As of June 30, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle may spend approximately $0.2 million and $6.7 million, respectively, in future periods if such criteria are met.

Note 9. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given the Company is in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the three and six months ended June 30, 2022 and 2021.

Note 10. Subsequent Events

Termination of Merger with Zip Co Limited

On July 11, 2022, Sezzle entered into a Termination Agreement (the “Termination Agreement”) with Zip Co Limited (“Zip”) to terminate the Agreement and Plan of Merger, dated February 28, 2022 (the “Merger Agreement”), by and among the Company, Zip, and Miyagi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Zip (“Merger Sub”). Pursuant to the Termination Agreement, among other things, on July 12, 2022, Sezzle received $11 million from Zip for reimbursement of merger-related costs, the Merger Agreement and other Transaction Agreements (including the Parent Support Agreements and the Company Support Agreements, each as defined in the Merger Agreement) were terminated by mutual consent of Sezzle and Zip. As part of the Termination Agreement, Sezzle and Zip also released each other from certain claims related to or arising out of the Merger Agreement and related transactions.

Line of Credit Amendment

Effective July 31, 2022, Sezzle entered into Amendment No. 4 to Revolving Credit and Security Agreement and Amendment No. 2 to Limited Guaranty and Indemnity Agreement (the “Line of Credit Amendment”), which amends its line of credit agreement with Goldman Sachs Bank USA dated February 10, 2021. Key changes in the Line of Credit Amendment include: (a) lowering the funded amount from $125,000,000 to $64,287,183.71, (b) lowering the advance rate from 90% to 70%, (c) increasing the Class A interest rate from Adjusted SOFR plus 3.375% to Adjusted SOFR plus 4.375%, and (d) other miscellaneous administrative requirements including reporting frequency. The Line of Credit Amendment does not extend the period of modified covenants, however, this period can be extended at Goldman Sachs Bank USA’s discretion.

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

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of June 30, 2022, our platform has supported the business growth of 48 thousand Active Merchants while serving 3.4 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchant partners, consumers, employees, communities and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 46 times per year based on the transaction activity during the rolling twelve months ended June 30, 2022, although historical transaction activity is not an indication of future results.

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

Proposed Merger with Wholly-Owned Subsidiary of Zip

On July 11, 2022, Sezzle entered into a Termination Agreement (the “Termination Agreement”) with Zip Co Limited (“Zip”) to terminate the Agreement and Plan of Merger, dated February 28, 2022 (the “Merger Agreement”), by and among the Company, Zip, and Miyagi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Zip (“Merger Sub”). Pursuant to the Termination Agreement, among other things, Sezzle received $11 million from Zip for reimbursement of merger-related costs on July 12, 2022, the Merger Agreement and other Transaction Agreements (including the Parent Support Agreements and the Company Support Agreements, each as defined in the Merger Agreement) were terminated by mutual consent of Sezzle and Zip. As part of the Termination Agreement, Sezzle and Zip also released each other from certain claims related to or arising out of the Merger Agreement and related transactions.

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. Merchant-related fees comprised approximately 87% and 84% of our Total Income for the three months ended June 30, 2022 and 2021, respectively, and 85% and 83% of our Total Income for the six months ended June 30, 2022 and 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. We added 1 thousand Active Merchants during the six months ended June 30, 2022, totaling 48 thousand Active Merchants on the platform at the end of the same period.

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

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2021, we began working with other lending partners to offer consumers at participating merchants longer-term, monthly fixed-rate installment-loan products, which will support consumer purchases for big ticket items and earn us a fee on such transactions. Additionally, this year we phased-in the introduction of Sezzle Premium, a paid subscription service for consumers to access large, non-integrated merchants for a monthly or annual fee. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We continue to provide offerings such as Sezzle Spend, which is a way we can issue credit to Sezzle accounts for various reasons, often involving rewards and promotions to new consumers. We have consistently added Active Consumers each quarter since our inception, while the number of transactions per Active Consumer has typically increased each quarter as well. As of June 30, 2022, we had 3.4 million Active Consumers on the platform. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 46 times per year based on the transaction activity during the rolling twelve months ended June 30, 2022, although historical transaction activity is not an indication of future results.

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

International Operations

We primarily operate in the United States and have operations in Canada, India, Brazil and certain countries in Europe. During the second quarter of 2022, we ceased payment processing activities in India, with the employees there continuing to support North American operations. Additionally, we are exploring the potential sale of our European and Brazilian operations.

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

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$419,062	$411,112	$7,950	1.9%	$869,601	$786,178	$83,423	10.6%

UMS is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. UMS does not represent revenue earned by us, is not a component of our income, nor is included within our financial results prepared in accordance with U.S. GAAP. However, we believe that UMS is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, which is an indicator of the success of our merchants and the strength of the Sezzle Platform.

For the three months ended June 30, 2022 and 2021, UMS totaled $419.1 million and $411.1 million, respectively, which was a increase of 1.9%. For the six months ended June 30, 2022 and 2021, UMS totaled $869.6 million and $786.2 million, respectively, which was a increase of 10.6%. The relatively slower increase in UMS is a result of our strategic shift in 2022 to focus on profitability over top-line growth.

Active Merchants and Active Consumers

	As of		Change
	June 30, 2022	December 31, 2021	#	%
	(in thousands, except percentages)
Active Merchants	48	47	1	1.3%
Active Consumers	3,407	3,400	7	0.2%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of June 30, 2022, we had 48 thousand Active Merchants, an increase of 1.3% when compared to the 47 thousand Active Merchants as of December 31, 2021, and an increase of 18.1% when compared to the 40 thousand Active Merchants as of June 30, 2021. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of June 30, 2022, we had 3.4 million Active Consumers, consistent when compared to our 3.4 million Active Consumers as of December 31, 2021, and an increase of 18.2% when compared to the 2.9 million Active Consumers as of June 30, 2021.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Sezzle income	$25,716	$23,688	$2,028	8.6%	$49,844	$45,941	$3,903	8.5%
Account reactivation fee income	3,536	3,697	(161)	(4.4)%	7,042	7,475	(433)	(5.8)%
Total income	$29,252	$27,385	$1,867	6.8%	$56,886	$53,416	$3,470	6.5%

Total income is comprised of Sezzle income and account reactivation fees. Sezzle income for the three months ended June 30, 2022 and 2021 totaled $25.7 million and $23.7 million, respectively, which was an increase of 8.6%. Sezzle income for the six months ended June 30, 2022 and 2021 totaled $49.8 million and $45.9 million, respectively, which was an increase of 8.5%. The relatively slower increase in Sezzle income was driven by our strategic shift in 2022 to focus on profitability over top-line growth.

Account reactivation fee income recognized totaled $3.5 million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and $7.0 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively. Account reactivation fees as a percentage of total income was 12.1% and 13.5% for the three months ended June 30, 2022 and 2021, respectively. Account reactivation fees as a percentage of total income was 12.4% and 14.0% for the six months ended June 30, 2022 and 2021, respectively. The decrease in this metric during the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021 was due to changes in our account reactivation fees assessment policy.

The breakout of Sezzle income for the three and six months ended June 30, 2022 and 2021 is as follows:

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Merchant fees	$25,320	$22,932	$2,388	10.4%	$48,363	$44,368	$3,995	9.0%
Consumer reschedule fees	570	917	$(347)	(37.8)%	1,803	1,918	(115)	(6.0)%
Direct note origination costs	(174)	(161)	$(13)	8.4%	(322)	(345)	23	(6.7)%
Sezzle income	$25,716	$23,688	$2,028	8.6%	$49,844	$45,941	$3,903	8.5%

Merchant fees totaled $25.3 million and $22.9 million for the three months ended June 30, 2022 and 2021, respectively, or 98.5% and 96.8% of Sezzle income, respectively. Merchant fees totaled $48.4 million and $44.4 million for the six months ended June 30, 2022 and 2021, respectively, or 97.0% and 96.6% of Sezzle income, respectively.

The increase in merchant fees as a percentage of Sezzle income when compared to the prior year was a result of restructuring our Merchant Discount Rate with certain merchants.

Consumer reschedule fees totaled $0.6 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, or 2.2% and 3.9% of Sezzle income, respectively. Consumer reschedule fees totaled $1.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, or 3.6% and 4.2% of Sezzle income, respectively. The decrease in this metric was due to changes in our reschedule fee policy.

Personnel

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Personnel	$12,322	$15,363	$(3,041)	(19.8)%	$28,702	$27,665	$1,037	3.7%

Personnel costs decreased by 19.8% to $12.3 million for the three months ended June 30, 2022, from $15.4 million for the three months ended June 30, 2021. Personnel costs increased by 3.7% to $28.7 million for the six months ended June 30, 2022, from $27.7 million for the six months ended June 30, 2021. The change in personnel costs during the second quarter of 2022 was a result of the workforce reduction we undertook in March 2022, as well as a change to our short-term incentive program which resulted in a decrease in the program’s accrual.

Recorded within personnel, equity and incentive–based compensation totaled $1.9 million and $6.9 million for the three months ended June 30, 2022 and 2021, respectively, which was a 73.2% decrease. For the six months ended June 30, 2022 and 2021, equity and incentive–based compensation totaled $5.6 million and $12.2 million, respectively, which was a 54.1% decrease. The decrease in equity and incentive–based compensation was a result of the change to our short-term incentive program as previously discussed, as well as cancellation of awards associated with our workforce reduction executed in March 2022.

Transaction Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Payment processing costs	$8,211	$6,999	$1,212	17.3%	$17,539	$13,531	$4,008	29.6%
Affiliate and partner fees	1,050	1,434	(384)	(26.8)%	2,339	2,795	(456)	(16.3)%
Other transaction expense	854	679	175	25.9%	2,032	1,711	321	18.8%
Transaction expense	$10,115	$9,112	$1,003	11.0%	$21,910	$18,037	$3,873	21.5%

Transaction expenses were $10.1 million and $9.1 million for the three months ended June 30, 2022 and 2021, respectively, and $21.9 million and $18.0 million for the six months ended June 30, 2022 and 2021, respectively.

Payment processing costs were $8.2 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively, and $17.5 million and $13.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in costs were primarily driven by the increase in volume of orders transacted by consumers and the related processing of payments associated with those orders, in addition to a greater proportion of card payments relative to the lower cost ACH payments during the three and six months ended June 30, 2022 when compared to the prior year.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with a partner platforms with which we have contractual agreements. Such costs were $1.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in costs was related to the restructuring of a partner contract effective at the beginning of the current year, which reduced our partner revenue-sharing fees.

Other costs included in transaction expense were $0.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant service adjustments. The increase in costs were a result of increased Active Consumers, Active Merchants, and volume on the Sezzle Platform.

Third-Party Technology and Data

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,029	$1,118	$911	81.4%	$4,105	$2,270	$1,835	80.9%

Third-party technology and data costs totaled $2.0 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. Third-party technology and data costs totaled $4.1 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase in expense was primarily related to our growth in volume and includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The increase in costs was also due to the implementation and expanded use of key cloud-based systems to support the growth of our operations.

Marketing, Advertising, and Tradeshows

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$6,247	$1,852	$4,395	237.3%	$11,546	$3,376	$8,170	242.0%

Marketing, advertising, and tradeshow costs increased to $6.2 million for the three months ended June 30, 2022, compared to $1.9 million for the three months ended June 30, 2021. Similarly, marketing, advertising, and tradeshow costs increased to $11.5 million for the six months ended June 30, 2022, compared to $3.4 million for the six months ended June 30, 2021. The increase in costs were primarily a result of increased initiatives to co-market the Sezzle brand with our enterprise merchants and partners. Costs related to Sezzle Spend promotions, digital advertising, and tradeshow attendance also contributed to increased expenses.

General and Administrative

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$4,201	$3,906	$295	7.6%	$11,944	$6,289	$5,655	89.9%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support the growth of our company. General and administrative costs increased to $4.2 million for the three months ended June 30, 2022, compared to $3.9 million for the three months ended June 30, 2021. General and administrative costs increased to $11.9 million for the six months ended June 30, 2022, compared to $6.3 million for the six months ended June 30, 2021. The increase in costs was primarily driven by costs related to our merger with Zip, which totaled $2.1 million for the three months ended June 30, 2022 and $6.5 million for the six months ended June 30, 2022.

Provision for Uncollectible Accounts

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for uncollectible accounts	$7,891	$13,847	$(5,956)	(43.0)%	$18,356	$22,424	$(4,068)	(18.1)%

The total provision for uncollectible accounts was $7.9 million for the three months ended June 30, 2022, compared to $13.8 million for the three months ended June 30, 2021. As a percentage of Sezzle income, the provision for uncollectible accounts was 30.7% and 58.5% for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the total provision for uncollectible accounts was $18.4 million, compared to $22.4 million for the six months ended June 30, 2021. As a percentage of Sezzle income, the provision for uncollectible accounts was 36.8% and 48.8% for the six months ended June 30, 2022 and 2021, respectively.

During the three and six months ended June 30, 2022, we implemented a strategic shift to focus on profitability over top-line growth. As a result, we tightened our credit underwriting and restructured contracts with merchants that exhibited high consumer loss rates. We began to see the effects of this strategy in the first quarter of 2022, and during the three months ended June 30, 2022, we continued to see improvements in consumer loss rates.

Net Interest Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Net interest expense	$1,670	$1,226	$444	36.2%	$3,285	$2,580	$705	27.3%

Net interest expense was $1.7 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in expense was driven by increases in the SOFR, as well as a higher line of credit balance. Higher amortization of debt issuance costs during the three and six months ended June 30, 2022 also contributed to increased expense.

Income Taxes

Income tax expense for the three months ended June 30, 2022 and 2021 was $16,653 and $22,255, respectively. Income tax expense for the six months ended June 30, 2022 and 2021 was $37,799 and $40,477, respectively. Our effective income tax rate for both the three and six months ended June 30, 2022 was 0.1%, consistent with the three and six months ended June 30, 2021. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of June 30, 2022 and December 31, 2021.

Other Comprehensive Income (Loss)

We had ($668,127) and $368,520 of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, we had ($260,141) and $503,451 of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have incurred net losses since inception, incurring a net loss of $43.1 million and $30.4 million for the six months ended June 30, 2022 and 2021, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our initial public offering on the Australian Securities Exchange, and our revolving line of credit. As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $63.3 million, compared to $78.9 million as of December 31, 2021. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of June 30, 2022 and December 31, 2021, we had working capital of $55.4 million and $113.7 million, respectively. Additionally, as of June 30, 2022 we had an unused borrowing capacity on our line of credit of $10.1 million, compared to $29.8 million as of December 31, 2021.

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

On March 10, 2022, we undertook a workforce reduction to provide us with annualized cost savings of approximately $10 million. We have also scaled back international operations, which will provide us with an additional annualized cost savings of approximately $7.0 million. Additionally, we restructured contracts with certain merchants and partners and phased-in the introduction of Sezzle Premium, a paid subscription service for users to access large, non-integrated merchants for a monthly or annual fee.

We believe that the implementation of these plans, along with our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

	For the six months ended
	June 30, 2022	June 30, 2021
Net Cash Provided from (Used for) Operating Activities	$6,120,608	$(5,590,699)
Net Cash Used for Investing Activities	(568,652)	(672,292)
Net Cash Used for Financing Activities	(20,902,798)	(23,316,704)
Net decrease in cash, cash equivalents, and restricted cash	$(15,350,842)	$(29,579,695)

Operating Activities

Net cash provided from (used for) operating activities was $6.1 million and ($5.6) million for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, receipts from consumers totaled $872.1 million compared with cash payments to merchants of $799.0 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $22.7 million for personnel related expenses, $22.8 million for transaction expenses (primarily payment processing costs), $8.8 million for advertising, marketing and tradeshow related expenses, $3.0 million of interest expense payments, and $9.7 million of cash outflows for third-party technology and other general and administrative expenses.

During the six months ended June 30, 2021, receipts from consumers totaled $729.6 million compared with cash payments to merchants of $688.9 million. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $13.7 million for personnel related expenses, $17.8 million for transaction expenses (primarily payment processing costs), $3.3 million for advertising, marketing and tradeshow related expenses, $2.6 million of interest expense payments, and $7.9 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers for the six months ended June 30, 2022 and 2021 was $73.1 million and $40.7 million, respectively. The increase in net cash provided from consumers is driven by the year over year increase in UMS. Beginning in the third quarter of the previous year, payments to merchants began generally growing at a faster rate than receipts from consumers due to a higher proportion of enterprise merchants. Large enterprise merchants do not participate in the Merchant Interest Program, and as a result do not defer their payments. The increase in personnel cash outflows are driven by the increase in employee headcount throughout 2021. The increase in cash outflows for transaction and interest related expenses are driven by the overall increase in volume. Other increases in cash outflows, year-over-year, are due to overall growth in the Company's operations.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2022 was $0.6 million, compared to $0.7 million during the six months ended June 30, 2021. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the six months ended June 30, 2022 was $20.9 million, compared to $23.3 million during the six months ended June 30, 2021.

Significant financing cash outflows during the six months ended June 30, 2022 included net payments to our line of credit totaling $21.0 million and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $0.3 million. Financing cash inflows during the six months ended June 30, 2022 consisted of proceeds from stock option exercises totaling $0.4 million.

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

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking, savings, and money market accounts. As of June 30, 2022 and December 31, 2021, we had approximately $3.3 million and $6.4 million of cash equivalents invested in money market funds. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate as of June 30, 2022 would result in a foreign currency translation adjustment of approximately $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2022, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2022, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are involved in various lawsuits and claims, including consumer, intellectual property and employment claims, and administrative proceedings. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive loss, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended June 30, 2022, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended June 30, 2022, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
April 1, 2022 through April 30, 2022	17,691	$0.80	—	$—
May 1, 2022 through May 31, 2022	18,716	0.58	—	—
June 1, 2022 through June 30, 2022	46,332	0.22	—	—
Total	82,739	$0.43	—	$—

(1)All 82,739 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/21
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/21
10.1	Termination Agreement, dated July 11, 2022, by and among Sezzle Inc., Zip Co Limited and Miyagi Merger Sub, Inc.	8-K	000-56267	7/12/22
10.2
Amendment No. 4 to Revolving Credit Agreement and Amendment No. 2 to Limited Guaranty and Indemnity Agreement, dated as of July 31, 2022, by and among Sezzle Funding SPE II, LLC, Sezzle Inc., the Lenders party thereto and Goldman Sachs Bank USA.
		8-K	000-56267	8/3/22
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: August 15, 2022	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: August 15, 2022

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

Date: August 15, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: August 15, 2022

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: August 15, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer