Form 10-Q
period 2022-09-30
Sezzle Inc.
filed 2022-11-14
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Total shares of common stock, par value $0.00001 per share, outstanding at October 31, 2022 were 207,898,584.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$57,874,902	$76,983,728
Restricted cash, current	870,158	1,886,440
Notes receivable, net	92,201,355	133,986,583
Other receivables, net	2,349,830	5,084,099
Prepaid expenses and other current assets	3,593,994	3,350,053
Total current assets	156,890,239	221,290,903
Non-Current Assets
Internally developed intangible assets, net	1,290,793	910,584
Property and equipment, net	381,348	662,472
Operating right-of-use assets	126,856	285,865
Restricted cash, non-current	20,000	20,000
Other assets	231,971	233,752
Total Assets	$158,941,207	$223,403,576

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$83,763,032	$96,516,668
Operating lease liabilities	112,041	171,959
Accrued liabilities	9,720,369	7,996,772
Other payables	5,151,254	2,874,046
Deferred revenue	531,092	—
Total current liabilities	99,277,788	107,559,445
Long Term Liabilities
Long term debt	250,000	250,000
Lease liabilities	3,969	90,962
Line of credit, net of unamortized debt issuance costs of $327,952 and $1,088,869, respectively	53,680,434	77,711,131
Total Liabilities	153,212,191	185,611,538

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 208,869,848 and 204,891,057 shares issued, respectively; 207,838,683 and 204,230,939 shares outstanding, respectively	2,080	2,044
Additional paid-in capital	176,949,098	168,338,673
Stock subscriptions: 0 and 20,729 shares subscribed, respectively	—	(18,545)
Treasury stock, at cost: 1,031,165 and 660,118 shares, respectively	(4,040,521)	(3,691,322)
Accumulated other comprehensive (loss) income	(1,050,852)	563,911
Accumulated deficit	(166,130,789)	(127,402,723)
Total Stockholders' Equity	5,729,016	37,792,038
Total Liabilities and Stockholders' Equity	$158,941,207	$223,403,576

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total income	$30,408,249	$28,471,726	$87,294,249	$81,887,607

Operating Expenses
Personnel	11,586,551	16,101,023	40,288,070	43,766,412
Transaction expense	9,319,823	11,547,719	31,229,450	29,584,508
Third-party technology and data	2,177,376	1,410,595	6,282,651	3,680,225
Marketing, advertising, and tradeshows	3,857,393	2,323,145	15,402,963	5,699,154
General and administrative	2,287,595	4,320,404	14,231,719	10,609,726
Provision for uncollectible accounts	5,679,953	10,456,447	24,036,357	32,880,630
Reimbursement of merger-related costs	(11,000,000)	—	(11,000,000)	—
Total operating expenses	23,908,691	46,159,333	120,471,210	126,220,655

Operating Income (Loss)	6,499,558	(17,687,607)	(33,176,961)	(44,333,048)

Other Income (Expense)
Net interest expense	(2,191,995)	(1,172,541)	(5,477,164)	(3,752,268)
Other income (expense), net	47,688	37,223	(25,315)	(16,682)
Loss on extinguishment of line of credit	—	—	—	(1,092,679)
Income (Loss) before taxes	4,355,251	(18,822,925)	(38,679,440)	(49,194,677)

Income tax expense	10,827	11,201	48,626	51,678

Net Income (Loss)	4,344,424	(18,834,126)	(38,728,066)	(49,246,355)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,354,622)	(212,357)	(1,614,763)	291,094

Total Comprehensive Income (Loss)	$2,989,802	$(19,046,483)	$(40,342,829)	$(48,955,261)

Net income (loss) per share:
Basic	$0.02	$(0.09)	$(0.19)	$(0.25)
Diluted	$0.02	$(0.09)	$(0.19)	$(0.25)

Weighted-average shares outstanding:
Basic	207,650,379	202,326,434	206,483,444	199,069,123
Diluted	227,155,822	202,326,434	206,483,444	199,069,123

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	8,746,439	—	—	—	—	8,746,439
Stock option exercises	1,179,669	11	411,411	—	—	—	—	411,422
Restricted stock issuances and vesting of awards	1,044,164	10	1,980,376	—	—	—	—	1,980,386
Conversion of liability-classified incentive awards to stockholders' equity	—	—	9,293,035	—	—	—	—	9,293,035
Stock subscriptions receivable related to stock option exercises	169,826	2	177,442	(177,444)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	208,578	—	—	—	208,578
Repurchase of common stock	(311,762)	(3)	—	—	(1,829,722)	—	—	(1,829,725)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	291,094	—	291,094
Net loss	—	—	—	—	—	—	(49,246,355)	(49,246,355)
Balance at September 30, 2021	203,567,841	$2,036	$163,246,863	$(38,306)	$(2,704,954)	$785,599	$(101,480,715)	$59,810,523

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2022	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	6,237,440	—	—	—	—	6,237,440
Stock option exercises	1,449,898	15	99,723	—	—	—	—	99,738
Restricted stock issuances and vesting of awards	1,185,143	12	1,967,442	—	—	—	—	1,967,454
Stock subscriptions receivable related to stock option exercises	1,343,750	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(371,047)	(4)	—	—	(349,199)	—	—	(349,203)
Foreign currency translation adjustment	—	—	—	—	—	(1,614,763)	—	(1,614,763)
Net loss	—	—	—	—	—	—	(38,728,066)	(38,728,066)
Balance at September 30, 2022	207,838,683	$2,080	$176,949,098	$—	$(4,040,521)	$(1,050,852)	$(166,130,789)	$5,729,016

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at July 1, 2021	198,320,795	$1,984	$128,254,415	$(43,993)	$(1,656,684)	$997,956	$(82,646,589)	$44,907,089
Equity based compensation	—	—	4,233,148	—	—	—	—	4,233,148
Stock option exercises	362,369	3	159,998	—	—	—	—	160,001
Restricted stock issuances and vesting of awards	419,558	4	530,591	—	—	—	—	530,595
Stock subscriptions receivable related to stock option exercises	76,559	1	71,525	(71,526)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	77,213	—	—	—	77,213
Repurchase of common stock	(170,710)	(2)	—	—	(1,048,270)	—	—	(1,048,272)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	(212,357)	—	(212,357)
Net loss	—	—	—	—	—	—	(18,834,126)	(18,834,126)
Balance at September 30, 2021	203,567,841	$2,036	$163,246,863	$(38,306)	$(2,704,954)	$785,599	$(101,480,715)	$59,810,523

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount						Total
Balance at July 1, 2022	207,506,377	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735
Equity based compensation	—	—	2,032,549	—	—	—	—	2,032,549
Stock option exercises	194,463	2	1,703	—	—	—	—	1,705
Restricted stock issuances and vesting of awards	208,304	2	581,217	—	—	—	—	581,219
Repurchase of common stock	(70,461)	(1)	—	—	(23,993)	—	—	(23,994)
Foreign currency translation adjustment	—	—	—	—	—	(1,354,622)	—	(1,354,622)
Net income	—	—	—	—	—	—	4,344,424	4,344,424
Balance at September 30, 2022	207,838,683	$2,080	$176,949,098	$—	$(4,040,521)	$(1,050,852)	$(166,130,789)	$5,729,016

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net loss	$(38,728,066)	$(49,246,355)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	649,343	537,826
Provision for uncollectible accounts	24,036,357	32,880,630
Provision for other uncollectible receivables	6,833,033	4,428,035
Equity based compensation and restricted stock vested	8,204,894	10,726,825
Amortization of debt issuance costs	821,770	500,202
Impairment losses on long-lived assets	26,109	5,474
Loss on extinguishment of line of credit	—	1,092,679
Changes in operating assets and liabilities:
Notes receivable	17,155,162	(65,794,390)
Other receivables	(4,103,107)	(4,486,106)
Prepaid expenses and other assets	(307,559)	(3,297,530)
Merchant accounts payable	(12,171,770)	29,848,199
Other payables	2,361,293	2,135,408
Accrued liabilities	1,750,462	9,456,969
Deferred revenue	531,092	—
Operating leases	12,107	(30,832)
Net Cash Provided from (Used for) Operating Activities	7,071,120	(31,242,966)

Investing Activities:
Purchase of property and equipment	(12,404)	(559,502)
Internally developed intangible asset additions	(774,139)	(515,023)
Net Cash Used for Investing Activities	(786,543)	(1,074,525)

Financing Activities:
Payments on long term debt	—	(1,220,332)
Proceeds from line of credit	5,000,000	67,666,667
Payments to line of credit	(29,791,614)	(102,666,667)
Payments of debt issuance costs	(60,853)	(1,698,190)
Payment of debt extinguishment costs	—	(1,000,000)
Proceeds from stock option exercises	99,738	411,422
Stock subscriptions collected related to stock option exercises	324,378	208,578
Repurchase of common stock	(349,203)	(1,829,725)
Proceeds from issuance of common stock	—	30,000,000
Costs incurred from issuance of common stock	—	(2,768)
Net Cash Used for Financing Activities	(24,777,554)	(10,131,015)

Effect of exchange rate changes on cash	(1,632,131)	239,519
Net decrease in cash, cash equivalents, and restricted cash	(18,492,977)	(42,448,506)
Cash, cash equivalents, and restricted cash, beginning of year	78,890,168	89,103,903
Cash, cash equivalents, and restricted cash, end of period	$58,765,060	$46,894,916

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	—	142,597
Conversion of liability-classified incentive awards to stockholder's equity	—	9,293,035

Supplementary disclosures:
Interest paid	4,865,371	3,611,852
Income taxes paid	24,298	4,575

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2021 annual consolidated financial statements. Operating results reported for the three and nine months ended September 30, 2022 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2022.

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

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location.

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

The Company measures the value of its money market securities on a regular basis. The fair value of its money market securities, totaling $359,413 and $6,408,389 as of September 30, 2022 and December 31, 2021, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet as of September 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

On February 25, 2022 and July 31, 2022, the Company amended its existing line of credit covenants as disclosed in Note 7. Line of Credit within the notes to the consolidated financial statements. On March 10, 2022, the Company undertook a workforce reduction to provide annualized cost savings. The Company also scaled back international operations, restructured contracts with certain merchants and partners, and phased-in the introduction of Sezzle Premium, a paid subscription service for users to access large, non-integrated merchants for a monthly or annual fee.

On October 14, 2022, Sezzle entered into a revolving credit facility with Bastion Funding IV, LLC, as administrative agent, and other certain lenders. The revolving credit facility has a maturity date of October 14, 2024 and allows the Company to borrow up to $100 million.

The implementation of these plans allows the Company to continue as a going concern through at least November 14, 2023.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on operating income (loss) or total comprehensive income (loss).

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” which requires an entity to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. As a smaller reporting company, Sezzle plans to adopt this standard beginning January 1, 2023 in conjunction with ASU 2016-13. At that time, Sezzle will include this additional disclosure within its vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination.

None of the other recent accounting pronouncements issued by the FASB or the SEC during the nine months ended September 30, 2022 are within scope for the Company; therefore, it does not expect any of the other recent accounting pronouncements issued to have a material effect on the Company’s consolidated financial statements.

Note 2. Total Income

Total income for the three months ended September 30, 2022 and 2021 was $30,408,249 and $28,471,726, respectively, and $87,294,249 and $81,887,607 for the nine months ended September 30, 2022 and 2021, respectively. Total income in the fourth quarter has historically been strongest for the Company, in line with consumer spending habits during the holiday shopping season. Sezzle’s total income is classified into two categories: transaction income and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange revenue, and convenience fee income.

Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction.

Sezzle also earns income through interchange fees through the Sezzle Virtual Card solution. Virtual card interchange income is recognized at the time a transaction that uses a virtual card is processed. Additionally, Sezzle charges a convenience fee to consumers that choose to make installment payments (excluding the first installment) using a debit or credit card. Sezzle does not charge a fee for using ACH on subsequent installments. Sezzle recognizes convenience fee income at the time the transaction is processed.

Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive income (loss).

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This primarily includes account reactivation fees, reschedule fees, and Sezzle Premium subscription revenue.

Sezzle earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible by Sezzle. Sezzle also earns income from consumers in the form of reschedule fees. Consumers are also allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee.

Additionally, Sezzle offers its consumers the ability to subscribe to its Sezzle Premium service which, along with other benefits, allows consumers to shop at select large, non-integrated “premium merchants” for a monthly or annual fee. Sezzle Premium subscription fees are recognized straight-line over the subscription period.

Disaggregation of Total Income

The following table breaks out the Company’s total income by category:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Transaction income	$25,062,708	$23,213,376	$72,879,496	$67,225,719
Income from other services	5,345,541	5,258,350	14,414,753	14,661,888
Total income	$30,408,249	$28,471,726	$87,294,249	$81,887,607

Within total income, $2,336,364 and $8,386 do not fall under the scope of the Accounting Standards Codification (“ASC”) Topic 310, Receivables, for the three months ended September 30, 2022 and 2021, respectively. $2,913,351 and $8,386 do not fall under ASC Topic 310, Receivables, for the nine months ended September 30, 2022 and 2021, respectively. Such income relates to revenue from contracts with customers and is within the scope of ASC 606.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $3,968,605 and $5,240,919 as of September 30, 2022 and December 31, 2021, respectively.

Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), Sezzle recognizes the total revenue straight-line over the duration of the performance obligation. Total income to be recognized over the remaining duration of outstanding performance obligations was $531,092 as of September 30, 2022. Sezzle had no deferred revenue related to ASC Topic 606 as of December 31, 2021.

Note 3. Notes Receivable

Sezzle’s notes receivable comprise outstanding consumer principal and reschedule fees that Sezzle reasonably expects to collect from its consumers. Consumer installment payment plans typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. As of September 30, 2022 and December 31, 2021, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred net origination fees are recorded within the consolidated balance sheets as follows:

As of	September 30, 2022	December 31, 2021
Notes receivable, gross	$107,489,312	$162,341,675
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)	(11,133,146)
Provision	(24,036,357)	(52,621,682)
Charge-offs, net of recoveries totaling $3,970,930 and $6,153,728, respectively	35,831,178	40,640,655
Total allowance for uncollectible accounts	(11,319,352)	(23,114,173)
Notes receivable, net of allowance	96,169,960	139,227,502
Deferred transaction income	(3,968,605)	(5,240,919)
Notes receivable, net	$92,201,355	$133,986,583

Sezzle maintains an allowance for uncollectible accounts at a level necessary to absorb estimated probable losses on principal and reschedule fee receivables from consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Principal payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the nine months ended September 30, 2022.

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

Deferred transaction income is comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to Sezzle income on the consolidated statements of operations and comprehensive income (loss). Sezzle’s notes receivable had a weighted average days outstanding of 34 days, consistent with the prior year’s duration.

The following table summarizes Sezzle’s gross notes receivable and related allowance for uncollectible accounts as of September 30, 2022 and December 31, 2021:

As of	September 30, 2022			December 31, 2021
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$95,832,203	$(3,443,270)	$92,388,933	$139,024,393	$(7,989,217)	$131,035,176
Days past due:
1–28	5,404,629	(2,175,022)	3,229,607	12,263,154	(5,126,611)	7,136,543
29–56	3,030,930	(2,523,216)	507,714	5,266,164	(4,267,236)	998,928
57–90	3,221,550	(3,177,844)	43,706	5,787,964	(5,731,109)	56,855
Total	$107,489,312	$(11,319,352)	$96,169,960	$162,341,675	$(23,114,173)	$139,227,502

Note 4. Other Receivables

As of September 30, 2022 and December 31, 2021, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	September 30, 2022	December 31, 2021
Account reactivation fees receivable, net	$210,201	$1,325,443
Receivables from merchants, net	2,139,629	3,758,656
Other receivables, net	$2,349,830	$5,084,099

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

As of September 30, 2022 and December 31, 2021, Sezzle’s account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

As of	September 30, 2022	December 31, 2021
Account reactivation fees receivable, gross	$1,321,650	$3,016,514
Less allowance for uncollectible accounts:
Balance at start of period	(1,691,071)	(1,071,588)
Provision	(6,352,570)	(6,128,851)
Charge-offs, net of recoveries totaling $977,941 and $1,273,319, respectively	6,932,192	5,509,368
Total allowance for uncollectible accounts	(1,111,449)	(1,691,071)
Account reactivation fees receivable, net	$210,201	$1,325,443

Sezzle maintains the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. Sezzle has not changed the methodology for estimating its allowance for uncollectible accounts during the nine months ended September 30, 2022.

Receivables from merchants primarily represent merchant fees receivable for orders settled with the Sezzle Virtual Card solution. Such receivables totaled $1,989,006 and $3,738,765 as of September 30, 2022 and December 31, 2021, respectively. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and Sezzle separately invoices the merchant for the merchant fees due to Sezzle.

Additionally, the Company had other receivables from merchants, net, which totaled $150,623 and $19,891 as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded direct write-downs of $156,457 and $539,242, respectively, and $480,463 and $994,425 during the nine months ended September 30, 2022 and 2021, respectively, related to these other receivables from merchants which are included in transaction expense on the consolidated statements of operations and comprehensive income (loss).

Note 5. Merchant Accounts Payable

Sezzle offers its merchants an interest bearing program in which merchants may defer payment from the Company in exchange for interest. Merchant accounts payable in total were $83,763,032 and $96,516,668 as of September 30, 2022 and December 31, 2021, respectively, as disclosed in the consolidated balance sheets. Of these amounts, $68,446,039 and $78,097,910 were recorded within the merchant interest program balance as of September 30, 2022 and December 31, 2021, respectively.

Effective August 1, 2022, all deferred payments retained in the program began bearing interest at a fixed rate of 3.8% on an annual basis, compounding daily. Prior to that, deferred payments retained in the program bore interest at the Secured Overnight Financing Rate (“SOFR”) plus three percent on an annual basis, compounding daily, between March 1, 2022 and July 31, 2022, and LIBOR daily (3 month) rate plus three percent on an annual basis, compounding daily before that. The weighted average annual percentage yield was 3.87% and 3.18% for the three months ended September 30, 2022 and 2021, respectively, and 3.45% and 3.23% for the nine months ended September 30, 2022 and 2021, respectively. Interest expense associated with the program totaled $646,507 and $620,353 for the three months ended September 30, 2022 and 2021, respectively, and $1,835,044 and $1,666,420 for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 6. Line of Credit

The Company had an outstanding line of credit balance of $54,008,386 as of September 30, 2022, recorded within line of credit, net, as a non-current liability on the consolidated balance sheets. As of September 30, 2022, Sezzle had pledged $92,218,071 of eligible gross notes receivable, which had a carrying value of $87,100,289, and had an unused borrowing capacity of $5,254,109.

For the three months ended September 30, 2022 and 2021, interest expense relating to the utilization of its lines of credit was $1,111,022 and $185,035, respectively, and $2,737,061 and $1,172,366 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense relating to unused daily amounts was $59,981 and $183,940 for the three months ended September 30, 2022 and 2021, respectively, and $229,088 and $433,557 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense recorded for the amortization of debt issuance costs related to its line of credit totaled $448,502 and $189,727 for the three months ended September 30, 2022 and 2021, respectively, and $821,770 and $500,202 for the nine months ended September 30, 2022 and 2021, respectively.

Effective January 1, 2022, the Company amended its Revolving Credit and Security Agreement, dated as of February 10, 2021, as amended (the “2021 Credit Agreement” and, such amendment, the “January Credit Agreement Amendment”), which was entered into by Sezzle Funding SPE II, LLC, a wholly owned indirect subsidiary of Sezzle (the “Borrower”), Goldman Sachs Bank USA (the “Class A senior lender”), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the “Class B mezzanine lenders”). The January Credit Agreement replaced references to LIBOR with the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262% (collectively, “Adjusted SOFR”). The 2021 Credit Agreement carries an interest rate of Adjusted SOFR+3.375% and Adjusted SOFR+10.689% (the Adjusted SOFR floor rate is set at 0.25%) for funds borrowed from the Class A senior lender and the Class B mezzanine lenders, respectively. As of September 30, 2022, the weighted average interest rate was 9.12%.

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

Effective July 31, 2022, Sezzle entered into Amendment No. 4 to the Revolving Credit and Security Agreement and Amendment No. 2 to Limited Guaranty and Indemnity Agreement (the “July Credit Agreement Amendment”), which amends its line of credit agreement with Goldman Sachs Bank USA dated February 10, 2021. Key changes in the July Line of Credit Amendment include: (a) lowering the committed facility amount from $125,000,000 to $64,287,184, (b) lowering the advance rate from 90% to 70%, (c) increasing the Class A interest rate from Adjusted SOFR plus 3.375% to Adjusted SOFR plus 4.375%, (d) increasing the Class B interest rate from Adjusted SOFR plus 10.689% to Adjusted SOFR plus 11.689%, and (e) other miscellaneous administrative requirements including reporting frequency. The July Credit Agreement Amendment does not require extending the modified covenants period; however, it was mutually agreed to extend the modified covenants period through October 14, 2022, which was the date the Company entered into its new revolving credit facility as disclosed in Note 10.

Note 7. Commitments and Contingencies

Merchant Contract Obligations

The Company has entered into several agreements with third-parties in which Sezzle will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of September 30, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle will commit to spend up to approximately $23.1 million and $35.1 million, respectively, in marketing and advertising spend in future periods. These agreements generally have contractual terms ranging from one to three years.

Expenses incurred relating to these agreements totaled $3,484,407 and $1,611,495 for the three months ended September 30, 2022 and 2021, respectively, and $13,936,420 and $4,071,057 for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss). Sezzle had no prepaid expenses related to these agreements in the consolidated balance sheets as of September 30, 2022. As of December 31, 2021, Sezzle had $83,333 recorded as prepaid expense related to such agreements.

Certain agreements also contain provisions that may require payments by the Company and are contingent on Sezzle and/or the third party meeting specified criteria, such as achieving volume targets and implementation benchmarks. As of September 30, 2022 and December 31, 2021, the Company had outstanding agreements that stipulate Sezzle may spend approximately $0.1 million and $6.7 million, respectively, in future periods if such criteria are met.

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options and assumed vesting of restricted stock units (if dilutive). In periods where the Company reported a net loss, the diluted net loss per share is the same as basic net loss per share because the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,344,424	$(18,834,126)	$(38,728,066)	$(49,246,355)

Denominator:
Basic shares:
Weighted-average shares outstanding	207,650,379	202,326,434	206,483,444	199,069,123
Diluted shares:
Stock options	2,958,971	—	—	—
Restricted stock units	16,546,472	—	—	—
Weighted-average shares outstanding	227,155,822	202,326,434	206,483,444	199,069,123

Net income (loss) per share:
Basic	$0.02	$(0.09)	$(0.19)	$(0.25)
Diluted	$0.02	$(0.09)	$(0.19)	$(0.25)

Because their effect would have been anti-dilutive, 11,457,669 weighted-average shares were excluded from the denominator of diluted net income per share for the three months ended September 30, 2022.

Note 9. Reimbursement of Merger-Related Costs

On July 11, 2022, Sezzle entered into a Termination Agreement (the “Termination Agreement”) with Zip Co Limited (“Zip”) to terminate the Agreement and Plan of Merger, dated February 28, 2022 (the “Merger Agreement”), by and among the Company, Zip, and Miyagi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Zip (“Merger Sub”). Pursuant to the Termination Agreement, among other things, on July 12, 2022, Sezzle received $11 million from Zip for reimbursement of merger-related costs, the Merger Agreement and other Transaction Agreements (including the Parent Support Agreements and the Company Support Agreements, each as defined in the Merger Agreement) were terminated by mutual consent of Sezzle and Zip. As part of the Termination Agreement, Sezzle and Zip also released each other from certain claims related to or arising out of the Merger Agreement and related transactions, none of which impacted the consolidated financial statements.

Note 10. Subsequent Events

On October 14, 2022, Sezzle entered into a revolving credit facility with Bastion Funding IV, LLC, as administrative agent, and other certain lenders. The revolving credit facility has a maturity date of October 14, 2024 and allows the Company to borrow up to $100 million. The revolving credit facility has minimum utilization rates of $50 million at close, $75 million beginning December 31, 2022, and $80 million beginning March 31, 2023. The revolving credit facility carries an interest rate of Adjusted SOFR + 11.5%. The advance rate under the revolving credit facility is equal to 75% of the available receivable balance.

Sezzle also issued to the lenders warrants to purchase up to 2,075,064 shares of the Company’s common stock as consideration for the revolving credit facility. These warrants are exercisable until October 14, 2029 at an exercise price of A$0.49 per share.

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

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of September 30, 2022, our platform has supported the business growth of 45 thousand Active Merchants while serving 3.2 million Active Consumers. Through our payments products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchant partners, consumers, employees, communities and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. We enable consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 44 times per year based on the transaction activity during the rolling twelve months ended September 30, 2022, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time; instead, we generate a majority of our revenues by charging our merchants fees in the form of a Merchant Discount Rate. We also offer two upgraded versions of the core Sezzle experience: Sezzle Up and Sezzle Premium. Sezzle Up is completely free and provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibility and build their credit history. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated “premium merchants” for a monthly or annual fee, in addition to other benefits. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships with third-parties.

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

Terminated Merger with Wholly-Owned Subsidiary of Zip

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or the Merchant Discount Rate. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud and payment default. The Merchant Discount Rate comprised approximately 76% and 80% of our total income for the three months ended September 30, 2022 and 2021, respectively, and 79% and 82% of our total income for the nine months ended September 30, 2022 and 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. As of September 30, 2022, we had 45 thousand Active Merchants on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform.

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

There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to other service providers, including competitors or in-house offerings. We also face the risk that our key partners could become competitors of our business if such partners are able to determine how we have designed and implemented our model to provide our services. In the current year, we have prioritized our focus on merchant profitability, which has resulted in a slowdown in the growth of our merchant base.

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2021, we began working with other lending partners to offer consumers at participating merchants longer-term, monthly fixed-rate installment-loan products, which will support consumer purchases for big ticket items and earn us a fee on such transactions. Additionally, this year we phased-in the introduction of Sezzle Premium, a paid subscription service for consumers to access large, non-integrated “premium merchants” for a monthly or annual fee. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our growing merchant base to offer our core product to new consumers at the point of sale for online transactions. We continue to provide offerings such as Sezzle Spend, which is a way we can issue credit to Sezzle accounts for various reasons and often involve rewards and promotions to new consumers. As of September 30, 2022, we had 3.2 million Active Consumers on the platform. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 44 times per year based on the transaction activity during the rolling twelve months ended September 30, 2022, although historical transaction activity is not an indication of future results.

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

We absorb the costs of all core product uncollectible receivables from our consumers. The provision for uncollectible accounts is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for uncollectible accounts and related charge-offs by providing optimal limitations on spending power to qualified consumers. Beginning in the current year, we began using a third-party collection agency in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

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

Our funding helps drive our low cost of capital. We primarily rely on revolving credit facilities to fund our receivables over time and use merchant account payables as a secondary, low-cost funding source.

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

Seasonality

We experience seasonality as a result of spending patterns of our Active Consumers. Total income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters. This is most evident in merchant fees as these are recognized over the duration of the note with the consumer once the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction.

Impact of COVID-19

The COVID-19 pandemic has had a significant impact on the U.S. economy and the markets in which we operate. We believe that our performance during this period demonstrates the value and effectiveness of our platform, the resilience of our business model, and the capabilities of our risk management and underwriting approach. Our employees continue to primarily work from home, although employees have the option to work from the office under a hybrid model. Additionally, our sales and marketing teams have begun to selectively attend group events and industry-related conferences.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$421,460	$460,651	$(39,191)	(8.5)%	$1,291,060	$1,246,829	$44,231	3.5%

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

For the three months ended September 30, 2022 and 2021, UMS totaled $421.5 million and $460.7 million, respectively, which was a decrease of 8.5%. For the nine months ended September 30, 2022 and 2021, UMS totaled $1,291.1 million and $1,246.8 million, respectively, which was an increase of 3.5%. The decrease for the three months ended September 30, 2022 and relatively slower increase in UMS for the nine months ended September 30, 2022 is a result of our strategic shift in 2022 to focus on profitability over top-line growth.

Active Merchants and Active Consumers

	As of		Change
	September 30, 2022	December 31, 2021	#	%
	(in thousands, except percentages)
Active Merchants	45	47	(2)	(4.5)%
Active Consumers	3,170	3,400	(230)	(6.8)%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of September 30, 2022, we had 45 thousand Active Merchants, a decrease of 4.5% when compared to the 47 thousand Active Merchants as of December 31, 2021, and an increase of 1.1% when compared to the 44 thousand Active Merchants as of September 30, 2021. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of September 30, 2022, we had 3.2 million Active Consumers, a decrease of 6.8% when compared to our 3.4 million Active Consumers as of December 31, 2021, and consistent when compared to the 3.2 million Active Consumers as of September 30, 2021.

The decrease in Active Merchants and Active Consumers is driven by our prioritization of profitability, which has resulted in a slowdown in the growth of our consumer and merchant base as we tighten credit underwriting and merchant onboarding. Our ceasing of payment processing in India resulted in a decrease in Active Merchants by 1 thousand and a decrease in Active Consumers by 0.1 million.

Components of Results of Operations

Total Income

Sezzle’s total income are classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange revenue, and convenience fee income. Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Sezzle also earns income through interchange fees through the Sezzle Virtual Card solution. Virtual card interchange income is recognized at the time a transaction that uses a virtual card is processed. Additionally, Sezzle charges a convenience fee to consumers that choose to make installment payments (excluding the first installment) using a debit or credit card. Sezzle does not charge a fee for using ACH on subsequent installments. Sezzle recognizes convenience fee income at the time the transaction is processed. Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive income (loss).

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This includes account reactivation fees, reschedule fees, and Sezzle Premium subscription revenue. Sezzle earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible by Sezzle. Sezzle also earns income from consumers in the form of reschedule fees. Consumers are also allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee. Additionally, Sezzle offers its consumers the ability to subscribe to its Sezzle Premium service which, along with other benefits, allows consumers to shop at select large, non-integrated “premium merchants” for a monthly or annual fee. Sezzle Premium subscription fees are recognized straight-line over the subscription period.

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

Reimbursement of Merger-Related Costs

We received a one-time payment from Zip Co Limited for reimbursement of fees we incurred in connection with the now-terminated proposed merger with Zip.

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. Effective January 1, 2022, the interest paid on borrowings under our line of credit are based on SOFR. Effective August 1, 2022, interest paid to merchants under the Merchant Interest Program is based on a fixed interest rate. Prior to August 1, 2022, interest paid under the Merchant Interest Program was paid based on SOFR.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Transaction income	$25,063	$23,214	$1,849	8.0%	$72,879	$67,226	$5,653	8.4%
Income from other services	5,345	5,258	87	1.7%	14,415	14,662	(247)	(1.7)%
Total income	$30,408	$28,472	$1,936	6.8%	$87,294	$81,888	$5,406	6.6%

Transaction income for the three months ended September 30, 2022 and 2021 totaled $25.1 million and $23.2 million, respectively, which was an increase of 8.0%. As a percentage of total income, transaction income was 82.4% and 81.5% for the three months ended September 30, 2022 and 2021, respectively. Transaction income for the nine months ended September 30, 2022 and 2021 totaled $72.9 million and $67.2 million, respectively, which was an increase of 8.4%. As a percentage of total income, transaction income was 83.5% and 82.1% for the nine months ended September 30, 2022 and 2021, respectively. The increase in transaction income was primarily driven by higher Merchant Discount Rates through renegotiating or offboarding unprofitable merchants and partners. Within transaction income, merchant processing fees totaled $23.1 million and $22.9 million for the three months ended September 30, 2022 and 2021, respectively, and $69.0 million and $66.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in merchant processing fees was driven by the increase in Merchant Discount Rates through renegotiation or offboarding of unprofitable merchants. Partner, affiliate, and other income comprised the rest of transaction income, and relates to fees paid to us by third-parties when a consumer places an order with us on certain merchant websites.

Income from other services totaled $5.3 million both for the three months ended September 30, 2022 and 2021, or 17.6% and 18.5% of total income for the three months ended September 30, 2022 and 2021, respectively. The increase during the three months ended September 30, 2022 and 2021 was driven by the launch of our Sezzle Premium subscription product, which launched in June 2022, offset against decreases in account reactivation and reschedule fees. Income from other services totaled $14.4 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively, or 16.5% and 17.9% of total income, respectively. The decrease during the nine months ended September 30, 2022 and 2021 in income from other services was primarily driven by lower account reactivation and reschedule fees compared to the prior year, offset against the launch of our Sezzle Premium subscription service. Consumer account reactivation fees totaled $2.8 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively, and $9.9 million and $11.5 million for the nine months ended September 30, 2022 and 2021 The decrease in reactivation fees was driven by tightening of our credit underwriting, resulting in fewer consumers becoming delinquent on their orders.

Personnel

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Personnel	$11,587	$16,101	$(4,514)	(28.0)%	$40,288	$43,766	$(3,478)	(7.9)%

Personnel costs decreased by 28.0% to $11.6 million for the three months ended September 30, 2022, from $16.1 million for the three months ended September 30, 2021. Personnel costs decreased by 7.9% to $40.3 million for the nine months ended September 30, 2022, from $43.8 million for the nine months ended September 30, 2021. The decrease in personnel costs was a result of the workforce reduction we undertook in March 2022, as well as a change to our short-term incentive program which resulted in a decrease in the program’s accrual.

Recorded within personnel, equity and incentive–based compensation totaled $2.6 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively, which was a 51.1% decrease. For the nine months ended September 30, 2022 and 2021, equity and incentive–based compensation totaled $8.2 million and $17.6 million, respectively, which was a 53.2% decrease. The decrease in equity and incentive–based compensation was a result of the change to our short-term incentive program as previously discussed, as well as the cancellation of awards associated with our workforce reduction executed in March 2022.

Transaction Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Payment processing costs	$7,603	$8,560	$(957)	(11.2)%	$25,142	$22,092	$3,050	13.8%
Affiliate and partner fees	917	1,399	(482)	(34.4)%	3,256	4,194	(938)	(22.4)%
Other transaction expense	800	1,589	(789)	(49.7)%	2,831	3,299	(468)	(14.2)%
Transaction expense	$9,320	$11,548	$(2,228)	(19.3)%	$31,229	$29,585	$1,644	5.6%

Transaction expenses were $9.3 million and $11.5 million for the three months ended September 30, 2022 and 2021, respectively, and $31.2 million and $29.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Payment processing costs were $7.6 million and $8.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in costs were primarily driven by a larger share of payments using lower-cost ACH instead of card payments when compared to last year’s third quarter. Payment processing costs were $25.1 million and $22.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in costs were driven by higher volumes of orders transacted during the current period.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $0.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in costs was related to the restructuring of a partner contract effective at the beginning of the current year, which reduced our partner revenue-sharing fees.

Other costs included in transaction expense were $0.8 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant service adjustments. The decrease in costs were a result of fewer service adjustments being made to consumer and merchant accounts during the current period.

Third-Party Technology and Data

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,177	$1,411	$767	54.4%	$6,283	$3,680	$2,603	70.7%

Third-party technology and data costs totaled $2.2 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Third-party technology and data costs totaled $6.3 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense was primarily related to our growth in volume and includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The increase in costs was also due to the implementation and expanded use of key cloud-based systems to support the growth of our operations.

Marketing, Advertising, and Tradeshows

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$3,857	$2,323	$1,534	66.0%	$15,403	$5,699	$9,704	170.3%

Marketing, advertising, and tradeshow costs increased to $3.9 million for the three months ended September 30, 2022, compared to $2.3 million for the three months ended September 30, 2021. Similarly, marketing, advertising, and tradeshow costs increased to $15.4 million for the nine months ended September 30, 2022, compared to $5.7 million for the nine months ended September 30, 2021. The increase in costs were primarily a result of increased initiatives to co-market the Sezzle brand with our enterprise merchants and partners. Costs related to Sezzle Spend promotions, digital advertising, and tradeshow attendance also contributed to increased expenses.

General and Administrative

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$2,288	$4,320	$(2,033)	(47.1)%	$14,232	$10,610	$3,622	34.1%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support the growth of our company. General and administrative costs decreased to $2.3 million for the three months ended September 30, 2022, compared to $4.3 million for the three months ended September 30, 2021. The decrease in costs was a result of cost-cutting measures, as well as no longer incurring costs related to the Zip Merger. Costs related to our proposed merger with Zip totaled $0.1 million for the three months ended September 30, 2022, compared to $0.2 million during the three months ended September 30, 2021. General and administrative costs increased to $14.2 million for the nine months ended September 30, 2022, compared to $10.6 million for the nine months ended September 30, 2021. The increase in costs was primarily driven by costs related to our merger with Zip in the current year, which totaled $6.6 million for the nine months ended September 30, 2022, compared to $0.9 million for the nine months ended September 30, 2021.

Provision for Uncollectible Accounts

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Provision for uncollectible accounts	$5,680	$10,456	$(4,776)	(45.7)%	$24,036	$32,881	$(8,844)	(26.9)%

The total provision for uncollectible accounts was $5.7 million for the three months ended September 30, 2022, compared to $10.5 million for the three months ended September 30, 2021. As a percentage of total income, the provision for uncollectible accounts was 22.9% and 45.0% for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the total provision for uncollectible accounts was $24.0 million, compared to $32.9 million for the nine months ended September 30, 2021. As a percentage of Sezzle income, the provision for uncollectible accounts was 33.3% and 48.9% for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022, we implemented a strategic shift to focus on profitability over top-line growth. As a result, we tightened our credit underwriting and restructured contracts with merchants that exhibited high consumer loss rates. We began to see the effects of this strategy in the first quarter of 2022, and during the second and third quarter of 2022 we continued to see improvements in consumer loss rates. In the current year, in addition to our internal collections process, we began using a third-party collection agency which resulted in incremental recoveries of previously charged-off receivables totaling $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.

Reimbursement of Merger-Related Costs

On July 11, 2022, we entered into an agreement to terminate our proposed merger with Zip. As part of the termination agreement, we received $11 million for reimbursement of merger-related costs. Refer to Note 10. Reimbursement of Merger-Related Costs on the accompanying notes to our consolidated financial statements for more information.

Net Interest Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Net interest expense	$2,192	$1,173	$1,019	86.9%	$5,477	$3,752	$1,725	46.0%

Net interest expense was $2.2 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense was driven by a partial write-off of unamortized debt issuance costs totaling $0.3 million related to our line of credit amendment signed in July 2022. Increases in our line of credit spread, SOFR, borrowings, and amortization of debt issuance costs during the three and nine months ended September 30, 2022 also contributed to increased expense.

Income Taxes

Income tax expense for the three months ended September 30, 2022 and 2021 was $10,827 and $11,201, respectively. Income tax expense for the nine months ended September 30, 2022 and 2021 was $48,626 and $51,678, respectively. Our effective income tax rate for the three months ended September 30, 2022 was 0.2%. Our effective income tax rate for the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 was 0.1%. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of September 30, 2022 and December 31, 2021.

Other Comprehensive Income (Loss)

We had ($1,354,622) and $(212,357) of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, we had ($1,614,763) and $291,094 of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have incurred net losses since inception, incurring a net loss of $38.7 million and $49.2 million for the nine months ended September 30, 2022 and 2021, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our initial public offering on the Australian Securities Exchange, and our revolving line of credit. As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $58.8 million, compared to $78.9 million as of December 31, 2021. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of September 30, 2022 and December 31, 2021, we had working capital of $57.6 million and $113.7 million, respectively. Additionally, as of September 30, 2022 we had an unused borrowing capacity on our line of credit of $5.3 million, compared to $29.8 million as of December 31, 2021.

We meet our liquidity requirements primarily through proceeds from our line of credit, which is subject to various covenants. On February 25, 2022 and July 31, 2022, we amended our existing line of credit covenants as disclosed in Note 7. Line of Credit within the accompanying notes to consolidated financial statements. Additionally, on October 14, 2022, we entered into a revolving credit facility with Bastion Funding IV, LLC, as administrative agent, and other certain lenders. The revolving credit facility has a maturity date of October 14, 2024 and allows us to borrow up to $100 million. If our net losses continue at the level they did in 2021, it would have resulted in the breach of one or more of such line of credit covenants prior to the amendments. Our line of credit is a significant component of our working capital management.

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

	For the nine months ended
	September 30, 2022	September 30, 2021
Net Cash Provided from (Used for) Operating Activities	$7,071,120	$(31,242,966)
Net Cash Used for Investing Activities	(786,543)	(1,074,525)
Net Cash Used for Financing Activities	(24,777,554)	(10,131,015)
Net decrease in cash, cash equivalents, and restricted cash	$(18,492,977)	$(42,448,506)

Operating Activities

Net cash provided from (used for) operating activities was $7.1 million and ($31.2) million for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, receipts from consumers totaled $1.28 billion compared with cash payments to merchants of $1.18 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $30.6 million for personnel related expenses, $32.1 million for transaction expenses (primarily payment processing costs), $12.5 million for advertising, marketing and tradeshow related expenses, $4.9 million of interest expense payments, and $7.2 million of cash outflows for third-party technology and other general and administrative expenses.

During the nine months ended September 30, 2021, receipts from consumers totaled $1.15 billion compared with cash payments to merchants of $1.11 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $25.1 million for personnel related expenses, $27.4 million for transaction expenses (primarily payment processing costs), $5.7 million for advertising, marketing and tradeshow related expenses, $3.6 million of interest expense payments, and $14.7 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers for the nine months ended September 30, 2022 and 2021 was $94.3 million and $45.3 million, respectively. The increase in net cash provided from consumers is driven by the launch of new revenue-generating products during the year, as well as the year-over-year increase in UMS. Beginning in the third quarter of the previous year, payments to merchants began generally growing at a faster rate than receipts from consumers due to a higher proportion of enterprise merchants. Large enterprise merchants do not participate in the Merchant Interest Program, and as a result do not defer their payments. The increase in personnel cash outflows are driven by the increase in employee headcount throughout 2021. The increase in cash outflows for transaction and interest related expenses are driven by the overall increase in volume. Other increases in cash outflows, year-over-year, are due to overall growth in the Company's operations.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2022 was $0.8 million, compared to $1.1 million during the nine months ended September 30, 2021. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the nine months ended September 30, 2022 was $24.8 million, compared to $10.1 million during the nine months ended September 30, 2021.

Significant financing cash outflows during the nine months ended September 30, 2022 included net payments to our line of credit totaling $24.8 million, the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $0.3 million, and payments of debt issuance costs totaling $0.1 million. Financing cash inflows during the nine months ended September 30, 2022 consisted of proceeds from stock option exercises totaling $0.4 million.

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

Total Income

Sezzle’s total income are classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This includes merchant processing fees, virtual card interchange revenue, and convenience fee income. Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This includes account reactivation fees, reschedule fees, and Sezzle Premium subscription revenue.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), Sezzle recognizes the total revenue straight-line over the duration of the performance obligation.

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

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking, savings, and money market accounts. As of September 30, 2022 and December 31, 2021, we had approximately $0.4 million and $6.4 million of cash equivalents invested in money market funds. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A 0.1 percentage point increase or decrease in SOFR would not have a material effect on our accrued interest.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate as of September 30, 2022 would result in a foreign currency translation adjustment of approximately $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2022, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2022, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are involved in various lawsuits and claims, including consumer, intellectual property and employment claims, and administrative proceedings. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive income (loss), or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended September 30, 2022, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended September 30, 2022, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
July 1, 2022 through July 31, 2022	15,670	$0.19	—	$—
August 1, 2022 through August 31, 2022	18,663	0.55	—	—
September 1, 2022 through September 30, 2022	36,128	0.40	—	—
Total	70,461	$0.39	—	$—

(1)All 70,461 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

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
		8-K	000-56267	8/3/22
10.3	Revolving Credit and Security Agreement dated as of October 14, 2022 among Sezzle Funding SPE II, LLC, lenders party thereto and Bastion Funding IV, LLC	8-K	000-56267	8/14/22
10.4	Pledge and Guaranty Agreement dated as of October 14, 2022 by and between Sezzle Funding SPE II Parent, LLC, and Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/22
10.5	Limited Guaranty and Indemnity Agreement dated as of October 14, 2022 by Sezzle Inc. for the benefit of Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/22
10.6	Form of Warrant Agreement	8-K	000-56267	8/14/22
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: November 14, 2022	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: November 14, 2022

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

Date: November 14, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: November 14, 2022

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: November 14, 2022

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer