Form 10-K
period 2022-12-31
Sezzle Inc.
filed 2023-02-28
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, was $16,457,265 based on the closing price of A$0.26 per share of Common Stock as reported on the Australian Securities Exchange.

The total number of shares of common stock, par value $0.00001 per share, outstanding at February 15, 2023 was 208,267,933.

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
•impact of the costs of complying with various laws and regulations applicable to the BNPL industry in the United States and Canada; and
•our ability to achieve our public benefit purpose and maintain our B Corporation certification.
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
•We may be unable to profitably manage our ongoing international operations.
•We may require additional capital.

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
•Potential inaccuracies in third-party data we use.
•Changes in market interest rates.
•Exchange rate fluctuations between the United States and Canada.
•Our ability to protect our intellectual property rights.
•The loss of licenses or any quality issues with third-party technology that support our business operations or are integrated with our products or services.
•Our inability to retain employees or recruit additional employees, and risks of employee misconduct.

Risks Related to Our Regulatory Environment

•The costs of complying with various laws and regulations applicable to the BNPL industry in the United States and Canada.
•We are subject to various laws in the United States and Canada concerning lending programs, consumer finance and consumer protection.
•Failure to operate without obtaining necessary licenses.
•Violating applicable federal, state and/or local lending or other laws.
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
•Some provisions of our charter documents may have anti-takeover effects, and the exclusive forum designation may limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

PART I

ITEM 1. BUSINESS

Unless otherwise noted, references in this Form 10-K to “we,” “us,” “our,” “Company,” or “Sezzle” refer to Sezzle Inc.

Our Company

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2022, our platform supports the business growth of 42 thousand Active Merchants while serving approximately 2.9 million Active Consumers. Through our products, we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders— merchants, partners, consumers, employees, communities, and investors—while continuing to drive ethical growth.

We launched Sezzle amid a backdrop in which digitally-enabled shopping began to claim a larger share of the retail sector and younger generations (i.e., Gen Z and Millennials) started to demonstrate a need for credit. Gen Z and Millennial consumers, which we define as individuals currently between ages 18–26 and 27–45, respectively, use credit cards less frequently relative to other generations and, in many cases, lack access to traditional credit. These same consumers are tech-savvy, gravitating towards modern, streamlined commerce solutions whether online or in-person. We believe that our platform addresses the shortcomings in legacy payment offerings faced by consumers by providing a flexible, secure, omnichannel alternative, with the structural benefit of “creditizing” traditional debit products. The technology solutions we have designed specifically align with our ethos of helping the next generation pave their way forward financially.

We believe our multi-stakeholder approach gives us a competitive advantage and positions our company for success. Stakeholders want to be affiliated with a purpose-driven partner and, to that extent, we elected to become a Delaware public benefit corporation in June 2020. Public benefit corporations are for-profit corporations intended to produce a public benefit and operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations must identify in their certificate of incorporation the public benefit or benefits they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Being a public benefit corporation offers advantages, including:

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

Additionally, on March 22, 2021, we became a certified B Corporation by B Lab, an independent non-profit organization, joining a movement of innovative, socially-conscious brands. In order to be designated as a Certified B Corporation, we were required to undertake a comprehensive and objective assessment of our environmental and social standards for transparency, accountability and commitment to improved performance. Our actions are part of a movement of innovative brands around the world intent on advancing environmental, social, and economic causes. To maintain our status as a certified B Corporation, we must satisfy re-certification requirements every three years. Our status as a B Corporation aligns with our mission to achieve growth, profitability, and returns for our investors while continuing to do right by our surrounding communities and our full set of stakeholders.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India, Brazil, and certain countries in Europe.

Our Products

Sezzle Platform

At its core, the Sezzle Platform is a payments solution that instantly extends credit at point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale and effectively split the payment for the purchase over four equal, interest-free payments over six weeks.

Our platform is integrated into merchants’ websites via our direct Application Programming Interface, and we provide technical support and onboarding services as part of the integration process. We are able to rapidly onboard merchants through an increasingly automated “merchant underwriting process”, and once integrated, merchants can immediately promote Sezzle to their shoppers on product and cart pages to start improving sales conversion. The Sezzle Platform is presented alongside other payment options on the merchant’s “Checkout” page. Consumers then select Sezzle as their payment option and create an account if they are a first-time user with Sezzle in a streamlined process that keeps consumers engaged throughout checkout.

The Sezzle Platform reviews the transaction and consumer profile in real-time and, if approved, quickly confirms the transaction for the merchant and consumer. Once approved, consumers are granted an initial spending limit. Further, our approval engine has a “counteroffer” function, which analyzes above-limit purchase attempts and provides alternative terms so that the consumer is not denied outright. Upon approval, the merchant ships the item(s) and receives payment, just as if the consumer had paid in cash or used a traditional credit or debit card, and the merchant pays us in the form of a merchant processing fee, which is subtracted from the sales price when we pay the merchant.

The Sezzle Platform is completely free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. In order to complete their installment payments, consumers will receive a notification via email, SMS, or the Sezzle iOS or Android app two days prior to the date the installment payment is automatically debited by the Sezzle Platform. The consumer is also able to review and manage their Sezzle account via the Sezzle Platform’s online dashboard. From the dashboard, consumers are able to reschedule a payment without charge the first time, and can subsequently reschedule a payment up to two additional times for a small fee, subject to state jurisdiction. Consumers who fail to pay for their purchases on time may incur an account reactivation fee, which requires the settlement of an outstanding balance (including the reactivation fee) before they may use our platform again in the future. We typically do not report delinquent core Sezzle accounts to any credit bureaus or collection agencies, unless the consumer has elected to participate in Sezzle Up (as discussed below). As a result, consumer behavior on the core Sezzle Platform has no impact to a consumer’s credit score.

Consumers have the option to opt-in to our free Sezzle Rewards program, in which they earn reward points when making payments on their installments. These reward points can be used to redeem Sezzle Spend, which are credits issued to consumer accounts and can be applied to orders made on the Sezzle Platform.

Sezzle Up

We were an early, if not the first, mover among digital payments platforms that offer a credit-building solution to consumers. In partnership with TransUnion, we engineered Sezzle Up—an upgraded version of the core Sezzle experience that supports consumers in building their credit scores by permitting us to report their payment histories to credit bureaus. As these consumers pay on time, their credit scores and spending limits on the Sezzle Platform can increase. In order to qualify for Sezzle Up, existing Sezzle users who elect to participate must connect a bank account and pay off one order on time. As a condition to joining Sezzle Up, consumers commit to complete installment payments over the Automated Clearing House (“ACH”) network instead of over a card network. Consumers’ initial down payments are still completed over a card network. Using the ACH network benefits us by typically reducing processing fees and, in turn, lowering our transaction costs.

Sezzle Premium

In 2022, we launched the beta version of Sezzle Premium—a paid subscription service for our consumers to access large, non-integrated “premium merchants” for a monthly or annual fee. Besides being able to use Sezzle online or in-store at these premium merchants, consumers enrolled in Sezzle Premium also gain access to several other benefits, including one additional free reschedule per order and earning double the amount of rewards points on orders. Despite being in beta, Sezzle Premium has over 132,000 active subscribers as of February 22, 2023.

Sezzle Virtual Card

Other parts of our product suite and proprietary merchant interface are specifically designed to streamline the merchant experience. Our virtual card solution bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With our virtual card solution, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “tap” of their virtual card at the point-of-sale.

Alternative Installment Options

With a select number of enterprise merchants, we offer customized installment terms that differ from our traditional four payment, six week terms. Examples of these alternative terms include a four payment, three month product and a six payment, five month product. We offer these special products to merchants at our discretion in situations where alternative terms would provide additional value to the consumer and merchant.

In addition, we began offering a “pay-in-full” option to consumers at certain merchants beginning in 2022. This option allows consumers to pay for the full value of their order up-front through the Sezzle Platform without the extension of credit. We believe this provides value for both new and existing consumers on the Sezzle Platform. For new consumers that apply for credit and may be denied, this allows them to complete their order through our platform without the need to re-enter any payment information. For existing consumers with payment information already saved, pay-in-full allows an express checkout option in instances where the consumer may not want to enter into a new installment plan.

We continue to evaluate additional alternative installments options that may provide additional value to consumers and merchants. Currently, we are developing and testing a shorter-term two payment, two week installment option to roll out at a future date.

Long-Term Lending

Through partnerships with third-party lenders, we offer our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items, which extend up to 60 months. We earn a fee from our lending partners for marketing and referring the potential consumers to them, and for processing applications and the use of our decision engine; however, we do not make final credit decisions or originate or hold the loans in our portfolio, which limits our capital needs and credit risk. We believe providing consumers access to long-term options has the potential to enhance our relationship with both merchants and consumers, while generating an attractive fee stream with no capital requirements or credit risk for us, and complementing our existing short-term, interest-free offering.

Product Innovation

Outside of our current suite of product offerings, we continuously strategize on new products that would complement our platform and current product offerings and add additional value for our stakeholders. As part of our next round of initiatives in product innovation, we are currently in the early stages of developing a “Sezzle Pay Anywhere Card” program.

Our Merchants

We offer a unique and user-friendly platform to our merchants. Our easy integration and seamless onboarding allows most merchants to go live on our platform within one day of activation to quickly realize the benefits of partnering with Sezzle. Our merchants benefit from our platform’s network effects through increased access to a deep and growing pool of consumers equipped with our flexible payment product, who would otherwise not be able to finance a transaction. Additionally, we believe that merchants benefit from associating with an innovative, B Corporation certified payments company which shares their consumers’ values across environmental, social, and economic causes. Our merchant segments are small-to-medium sized businesses (“SMBs”), mid-market merchants, and enterprise merchants, and span numerous categories with apparel and accessories; outdoors, sporting goods, and activities; and beauty and cosmetics representing the top three categories by UMS during 2022.

We also provide our merchants with a toolkit to grow their businesses, which we believe is unmatched among digital payments platforms. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers, and then follow with bi-weekly promotional support, quarterly “mega campaigns” that promote participating merchants with added incentives, and initiatives that enable consumers to “shop their values.” In addition, we provide select merchants with incentives to grow their sales and introduce Sezzle into new merchant categories through initiatives such as Sezzle Spend and co-branded marketing.

We offer a powerful value proposition to our merchant partners, evidenced by the fact that over 90% of our merchant additions are derived from inbound inquiries. The continued expansion of our platform should continue to enhance the benefits for our merchants. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to seamlessly offer Sezzle as a payment option at checkout. Other products on the Sezzle Platform, such as long-term lending and alternative installment options, further adds to the value of our platform for merchants. This all occurs without any credit risk being transferred to the merchant.

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

Mid-Market Merchants

We are increasing our focus on mid-market merchants, which we define as merchants with UMS of between $10 million and $50 million per year. Mid-market merchants generally comprise a diverse array of growing ”direct-to consumer” brands that are online-first and seek to connect with consumers without the use of secondary retailers, which naturally fits within our core offering. As we build out a larger consumer base, we believe we also enhance our value proposition to this segment by driving increased traffic toward brands that may not otherwise gain exposure through traditional retail channels by creating marketing campaigns designed to increase consumer exposure.

Enterprise Merchants

An ongoing major initiative is greater engagement with enterprise merchants, which we define as merchants with over $50 million in UMS per year. The core Sezzle product helps these merchants to facilitate a sale by providing access to credit for a consumer who has limited-to-no credit history. Without our payments platform, the consumer that lacks credit history may be rejected after applying for the store’s private label or co-brand credit card, which could tarnish the consumer’s view of that retailer’s brand. Importantly, we are not competing with a large retailer’s card offering. Instead, we work collaboratively with these retailers to drive sales, and over time, serve as a lead generator to consumers who are ready to graduate to the retailer’s card program. Our value proposition and engagement strategy have resonated with enterprise merchants.

Merchant Concentration

For the year ended December 31, 2022, approximately 14% of total income was driven by one merchant. For the year ended December 31, 2021, there were no merchants that exceeded 10% of total income. The concentration of a significant portion of our business and transaction volume with a limited number of scaled e-commerce platforms exposes us disproportionately to any of those partners choosing to no longer partner with us or choosing to partner with a competitor, and to any events, circumstances, or risks affecting such partners. In addition, a material modification in the financial operations of any significant scaled e-commerce partner could affect the results of our operations, financial condition, and future prospects.

Our Consumers

Sezzle focuses on a young consumer base that is tech-savvy, socially-minded, and expects brands to possess ethical and social principles. As of December 31, 2022, 76.4% of our consumers are comprised of members of the Gen Z (18-26) and Millennial (27-45) generations which are generally early in their credit journey. For many of these consumers, we believe Sezzle has provided a way to improve financial responsibility—not only through enhanced budgeting and payments capabilities, but also through an opportunity to build credit history and develop a sense of financial empowerment with the Sezzle Up platform.

Sezzle Consumer Generational Breakdown
15.5%
60.9%
17.1%
6.3%
0.2%
Gen Z
Millennials
Gen X
Baby Boomers
Silent

Source: Internal data based on orders placed during 2022 (Gen Z (18-26), Millennials (27-45), Gen X (46-57), Baby Boomers (58-76), and Silent (77 and greater)).

Gen Z and Millennial consumers use credit cards less frequently relative to other generations, and in many cases lack access to traditional credit. As a result, they tend to have fewer viable options for budgeting, achieving financial flexibility, and building credit history. Consumers in these generations also tend to transact frequently across e-commerce and brick-and-mortar retail, but spend less on average per transaction than older generations. In doing so, these consumers prefer to avoid loans that are not transparent or require payments that are not affordable. Sezzle’s core product provides these younger generations, who are newer to credit and are likely to move up the FICO score spectrum as they grow older and transact more often, with a unique solution to these payment challenges. In addition, consumers benefit from our platform’s network effects. As our platform grows and we establish more merchant partnerships, our consumers enjoy a wider variety of shopping options.

Our Employees

Our success to date would not be possible without our dedicated people, who we believe are our greatest asset. Bringing together a team of highly-skilled engineering, product, marketing and business development professionals is imperative to executing on our strategy. We do this by creating an inclusive, team-centric culture in which doing the right thing is celebrated. As of December 31, 2022, we had 290 employees (which includes approximately 250 full-time employees) working at Sezzle.

We are committed to fostering a diverse work environment of driven employees who believe in our mission. To this extent, our People Operations team works to create and execute sustainable hiring practices that span a diverse array of recruiting pipelines to find the best people for Sezzle. Additionally, our People Operations team continuously monitors and assesses key diversity, equity, and inclusion metrics to identify and refine processes.

For existing employees, or “Sezzlers”, we focus on developing an inclusive and fun culture with many opportunities for career and personal development to reward and retain our talented people. We have a diversity, equity, and inclusion group to ensure communication throughout the organization on issues impacting minorities, which also offers leadership opportunities to Sezzlers at any level of the organization. Despite all our Sezzlers having the option to work remotely, we also hold various company and community activities throughout the year to continue building a fun, team-centric culture.

Our Business Model

Revenue

We have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. The Sezzle Platform is completely free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. We make most of our revenue from merchant processing fees, which are based on a percentage of UMS plus a fixed fee per transaction. We pay our merchants for the transaction value upfront, net of the merchant fees owed to Sezzle, and assume all costs associated with consumer payments processing and credit risk. Merchant processing fees comprised 74% and 81% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

A smaller portion of our revenue is derived from our consumers. We do not charge our consumers any interest, finance charges, or initiation fees, and are not incentivized to profit from our consumers’ errors or financial adversity. Any consumer-based revenue that we earn is either from fees that we charge to reactivate an account following a failed payment and when consumers elect to reschedule a payment, or subscription revenue when consumers enroll in Sezzle Premium. Consumers who correct a failed payment within 48 hours after the failed payment have their account reactivation fees waived, and are not allowed to make any new purchases with us until any past-due principal and fees are paid. Additionally, consumers are able to reschedule a payment without charge the first time, and can subsequently reschedule a payment up to two additional times for a small fee, subject to state jurisdiction. We allow qualifying consumers to have fees waived under our hardship and fee forgiveness program.

Other sources of our revenue include partners and affiliates, including our long-term lending partners. For our long-term financing product where we take no balance sheet or credit risk, we charge a platform fee to our financial partners, which is a fixed percentage of UMS on a monthly basis. We also share a negotiated percentage of the merchant discount revenue with our financial partners. This amount may vary based on our partner and the volume of UMS. Our financial partners earns interest from consumers through this product, but we do not earn any interest or take any credit risk.

Credit Risk

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with elevated risk of fraud, assess the credit risk of the consumer and assign appropriate spending limits, and manage the ultimate receipt of funds. Further, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit because consumers primarily settle 25% of the purchase value upfront. Additionally, ongoing user interactions allow us to continuously refine and enhance the effectiveness of these platform tools through machine learning.

Funding Our Operations

We have created an efficient funding strategy which has allowed us to scale our business and drive rapid growth. We have existing access to revolving credit facilities. Additionally, we pay merchants a fixed interest rate if they elect not to receive transaction proceeds upfront and instead leave their deposits in their merchant account.

Our products are entirely funded through our $100 million revolving credit facility and merchant account payables. The high-velocity with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital. We do not currently require equity to directly fund product growth.

Our Competition

We operate in a highly competitive and dynamic industry. Our product offerings face competition from a variety of players, including those who enable transactions and commerce via digital payments. The point-of-sale financing market in which we operate includes several types of products. For example, consumers may make purchases with credit cards that have revolving balances and some of these products offer promotional terms, such as an introductory rate or deferred interest. In addition to traditional credit card products, some revolving balance products do not issue plastic credit cards to consumers (e.g., PayPal Credit). BNPL products, such as the Sezzle Platform, facilitate consumer purchases from retail merchants on installment plans. Credit card providers also offer products that allow consumers to pay for purchases made with their credit cards in installments rather than as a revolving balance (e.g., American Express and J.P. Morgan Chase). Visa and Mastercard, the major payments networks, have also introduced technology that facilitates this functionality.

We consider our main competitors to be other BNPL service providers. In the U.S. market, this includes Affirm, Afterpay (a subsidary of Block), Klarna, PayPal’s Pay in 4, and Zip (formerly QuadPay). In addition, PayBright by Affirm and Afterpay operate in the Canadian market. In July 2021, Apple announced its intention (as yet not launched to the general public) to provide a BNPL platform to its consumers called “Apple Pay Later.” We aim to differentiate our business to consumers by providing a product that is more simple, accessible, and consumer friendly than our competitors. This includes offering our product to consumers with little-to-no credit history, allowing consumers to shift their repayment schedule once per order for free, and waiving account reactivation fees when the consumer corrects a failed payment within 48 hours or qualifies for our hardship program. See “Risks Related to Our Industry - We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects” for further discussion about competition risks.

We face intense competitive pressure on the fees we charge our merchants, particularly our enterprise merchants. To stay competitive, we may need to adjust our pricing, offer incentives, enter new market segments, adapt to regulatory changes, or expand the use and functionality of our platform—all of which impact our growth and profitability. We have entered into merchant agreements that require us to make marketing, incentive or other payments to the merchant over the term of the agreement. If we are unable to fulfill our obligations under these merchant agreements, including any payments we have agreed to make with merchants, the merchant may terminate or not renew such agreement.

Our Intellectual Property

Our business depends on our ability to commercially exploit our technology and intellectual property rights, including our technological systems and data processing algorithms. We rely on laws in the United States, Canada and other countries relating to trade secrets, copyright, and trademarks to assist in protecting our proprietary rights. Our core intellectual property asset is the Sezzle Platform and the accumulation of transaction data, rules, and consumer insights generated from consumers using the Sezzle Platform, including the proprietary fraud and risk detection systems.

We developed our proprietary fraud and risk detection systems by creating valuable intellectual property that enables us to improve our products. The Sezzle Fraud Detection System was developed by our data sciences team, which utilizes numerous data points from a transaction to identify the likelihood of a fraudulent attempt. Consumer interactions with the Sezzle Platform are recorded and analyzed along with data points on the consumer and order itself. This data passes through the Sezzle Fraud Detection System, which scores the likelihood of the transaction being fraudulent. The Sezzle Underwriting Engine then assigns a score to each new consumer that passes through the Sezzle Fraud Detection System. Based on data obtained from traditional and non-traditional sources, along with the order data and retailer data, we assign varying initial spending limits for our shoppers. As consumers use the Sezzle Platform, our system learns from the behavior of the individual consumers and adapts the consumer’s limit to the appropriate level based on the consumer’s success level within the Sezzle Platform.

We do not currently have any issued patents, but continue to consider the most effective methods of protecting our intellectual property. We currently hold registered trademarks in the United States, the UK, the European Union, and India, and we have pending trademark applications in Canada and Brazil. However, continued operations within our existing markets and expansion into new markets risks conflicts with unrelated companies who may own registered trademarks for and/or otherwise use a similar name. See “Other Risks Related to Our Business – Our efforts to protect our intellectual property rights may not be sufficient.”

Our Regulatory Environment

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

United States

In the United States, we are required to comply with the applicable provisions of the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of their loans and credit transactions and impose requirements on credit accessed through credit cards, Section 5 of the FTCA, which prohibits unfair and deceptive acts or practices (“UDAP”) in or affecting commerce, and analogous provisions in each state; the Consumer Financial Protections Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with consumer financial products and services; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or applicable state law; the Fair Credit Reporting Act (“FCRA”), which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts; and the and the Telephone Consumer Protection Act (the “TCPA”), which regulates the use of telephone and texting technology to contact customers.

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

We possess certain state lending licenses, and we continuously evaluate whether others are required, which subject us to supervisory oversight from these state license authorities and periodic examinations. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate fee restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. Our business may become subject to licensing requirements in states in which we currently do not hold licenses. For instance, in certain states we are currently not required to obtain a lending license because our extensions of credit in those states are structured as retail installment transactions. We continue to monitor state licensing regulations and how they may apply to our business, and may be required in the future to apply for additional state licenses, including states in which our loans are structured as retail installment transactions.

Canada

In Canada, we are required to comply with the Canada Anti-Spam Law, which regulates the transmittal of commercial email messages, the Canadian Personal Information Protection and Electronic Documents Act and equivalent provincial privacy laws in the provinces of Alberta, British Columbia and Quebec, each of which includes requirements surrounding the use, disclosure, and other processing of certain personal information about Canadian residents. In addition, we are required to comply with the Canadian federal and provincial human rights legislation which prohibits discriminatory practices to deny, deny access to, or to differentiate adversely in relation to any individual in respect of the provision of services customarily available to the general public on the basis of a certain prohibited grounds of discrimination. The Canadian provincial consumer protection and cost of credit disclosure laws prohibit late fees, impose limits on default charges, prohibit unfair practices, and include consumer contract disclosure and related process requirements, among other compliance requirements. We are also subject to Canadian provincial and territorial e-commerce laws.

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

Data Privacy and Data Security Laws

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers, our merchants, and employees in the geographies where we operate. Our business relies on the processing of personal data in several jurisdictions and, in some cases, the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is subject to one or more privacy and data protection laws in one or more jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted, or are in the process of adopting, or amending data privacy legislation or regulation aimed at creating and enhancing individual privacy rights. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Europe, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

In the United States, we are subject to the Gramm-Leach-Bliley Act (the “GLBA”) and implementing regulations and guidance thereunder, in addition to applicable privacy and data protection laws in the other jurisdictions in which we carry on business activities or process personal information. Among other requirements, the GLBA imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their nonpublic personal information to nonaffiliated third parties. Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the Consumer Financial Protection Bureau (“CFPB”) through UDAAP claims, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security compliance under state UDAAP claims, financial privacy, security and other laws.

Most states have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. In addition, most industrialized countries have or are in the process of adopting similar privacy or data security laws enforced through data protection authorities.

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

We are required to comply with the U.S. Foreign Corrupt Practices Act, the Foreign Public Officials Act (Canada), and similar anti-bribery laws in other jurisdictions, which prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals.

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

Our Sustainability

At our core, we are a stakeholder-centric company. Incorporated as a public benefit corporation (“PBC”) under Delaware law and certified as a B Corporation by B Lab, we pride ourself in our environmental, social, and governance (“ESG”) initiatives and are constantly striving to make an even greater impact across our stakeholder groups. To achieve a strong, transparent governance around ESG, we are in the process of incorporating material issues from a number of leading sustainability organizations into our own framework, including the IFRS’ Sustainability Accounting Standards Board (SASB) standards, the SEC’s Climate-Related Disclosures ruling, and B Lab’s Impact Assessment framework.

Our stakeholder approach looks at five distinct stakeholders: consumers, merchants, employees, communities, and investors. We integrate our stakeholder and their concerns into all decisions made across our business to enhance sustainability, promote equity, and support our communities.

Upon our initial B Corporation certification, we had a score of 80.7. We are currently evaluating initiatives to further improve our score and plan to implement them during 2023. Our B Corporation recertification will take place in 2024.

Consumers

We want to create an accessible, equitable, and sustainable product suite for consumers, many of which do not have access to traditional credit. Our management team and board of directors strongly believe that our commitment to providing alternative means for consumers to purchase items they need without incurring high-interest finance charges benefits our consumers. To create a sustainability product suite, we consider accessibility, data stewardship, responsible lending, and consumer feedback as critical areas of monitoring our product sustainability.

In 2020, we launched Sezzle Up, an upgraded version of the core Sezzle experience which provides a credit-building solution for new-to-credit consumers, helping consumers adopt credit responsibly and build their credit history.

Merchants

We strive to create sustainable partnerships with an ethical, sustainable, and diverse merchant base. To that extent, we are focusing on developing sustainable relationships with a diverse array of merchants and partners, prioritizing working with ethical and socially-good merchants, and creating trust with our merchants and partners through stewardship, transparency, and engagement.

Employees

Our goal for our employees is to create an equitable, inclusive work environment with a strong culture built around ethical values and good governance. Critical areas that we monitor for our employees’ happiness and wellness are diversity, hiring, financial security, and culture. Refer to the “Our Employees” section above for additional discussion.

Communities

Through environmental and social initiatives, we want to create net positive value for communities we serve. This includes engaging with our communities through volunteerism and local partnerships, reinvesting in the communities that helped us grow our business, and minimizing our corporate environmental impact and promoting environmental stewardship in other stakeholders.

We have collaborated with the University of Minnesota to provide full-ride scholarships to underrepresented students pursing degrees in technology. Additionally, we continue to identify and partner with nonprofits on initiatives that align with our company’s values and mission.

Investors

We want to create sustainable returns for our investors and have a strong, robust system of governance and controls. Management and the board of directors evaluate if we are meeting our overall mission, work towards fostering an ethical and transparent tone-at-the-top, and ensure that social responsibility remains a factor in our decision-making process. We maintain key performance indicators to measure and report to management and the board of directors on our sustainability efforts. These metrics are based on the frameworks noted above, but primarily relate to items reported in our B Lab Impact Assessment.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Industry

The BNPL industry has become subject to increased regulatory scrutiny, and our failure to manage our business to comply with new regulations would materially and adversely affect our business, results of operations and financial condition.

Regulators in various jurisdictions are showing increasing attention and scrutiny of BNPL arrangements, including in those jurisdictions in which we operate. There is potential that we may become subject to additional legal or regulatory requirements if laws or regulations change in the future, the interpretation of laws and regulations changes in the future, industry standards for BNPL arrangements change in the future, or regulators more heavily scrutinize BNPL arrangements. This increased risk may relate to state lending licensing or other state licensing or registration requirements, regulatory requirements concerning BNPL arrangements, consumer protection or consumer finance matters, or similar limitations on the conduct of our business. There is a risk that additional or changed legal, regulatory and industry compliance standards may make it economically unfeasible for us to continue to operate, or to expand in accordance with our strategy. This would likely have a material adverse effect on our business, results of operations and financial condition, including by preventing our business from reaching sufficient scale.

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

Some of our competitors are substantially larger than we are, which gives those competitors advantages we do not have, such as a more diversified product, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross-sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, the ability to acquire competitors, broad-based local distribution capabilities, and lower-cost funding. Our competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market. Further, consumers’ increased usage of BNPL platforms in recent years may encourage more of such competitors that may be in a better position, due to financial and other resources, to attract merchants and customers to their platforms.

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

Macroeconomic conditions may adversely impact the ability and willingness of our shoppers to interact with the merchants on our platform, and for our shoppers to fulfill their obligations to us, which in each case could adversely impact our business, results of operations and financial condition.

Our business depends primarily on individual consumers transacting with our merchants, and the ability of those individual consumers to fully repay the resulting loans which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by economic conditions such as unemployment, consumer confidence, actual or anticipated economic recessions, consumer debt, the availability of consumer credit, inflation and deflation, currency exchange rates, taxation, fuel and energy prices and interest rates, downturns or extended periods of uncertainty or volatility, all of which may influence consumer spending. In weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase merchandise by utilizing our services. Alternatively, consumers may purchase merchandise but become unable or unwilling to repay loans, which would result in an increase of loans that will not be paid on time or at all.

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

Risks Related to Our Strategy and Growth

We are an early-stage financial technology company with a limited operating history and a history of operating losses, and we may not achieve or be able to maintain profitability in the future.

We are an early stage financial technology company with a limited operating history. Since launching the Sezzle Platform in August 2017, our activities have principally involved raising money to develop our software, products and services (including the Sezzle Platform), as well as adding merchants to the Sezzle Platform and expanding our service offerings to an increasing base of consumers. Similar to many early stage companies, we have incurred annual losses since our inception. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract new consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing total income sufficiently to offset these higher expenses. We may not be able to maintain profitability on a quarterly or annual basis, and could incur additional losses in the future.

If we fail to maintain our relationships with existing consumers and merchant partners, or if we do not attract a diverse mix of merchant partners or new consumers to our platform, then our business, results of operations, financial condition, and prospects likely would be materially and adversely affected.

We generate total income when consumers pay with Sezzle at checkout in e-commerce transactions with our merchants. If we are not able to continue to retain and grow our merchant network, our base of consumers or volume of transactions, which we measure as UMS, we will not be able to sustain our business. Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue, or UMS, on our platform. We derive total income primarily from merchant fees earned from our merchant partners in the form of a merchant processing fee, which is generally charged as a percentage of the transaction volume on our platform. If we are not able to continue to retain and grow our consumer base, we will not be able to increase transaction volumes.

Our ability to retain and grow our consumer relationships depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things, the number and variety of merchants and the mix of product features available through our platform, our brand and reputation, consumer experience and satisfaction, consumer trust and perception of our solutions, technological innovation, and the type and quality of services and products offered by us and by our competitors.

We will not be able to continue to attract new consumers or grow our business unless we are able to attract additional merchants and to expand revenue and volume of transactions from existing merchants. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; the promotional marketing incentives we may offer; our ability to sustain our value proposition to merchants for consumer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; our availability and prominence as a payment method on e-commerce platforms; and our ability to perform under our merchant agreements.

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

We may not be able to sustain our total income growth rate, or our growth rate of related key operating metrics, in the future, and failure to effectively manage growth may adversely affect our financial results.

Although we have historically experienced periods of strong growth in total income, UMS, employee numbers and consumers, there can be no assurances that such growth will continue at our current rate or at all. Many factors may contribute to a decline in our total income growth rate, including increased competition, slowing demand for our products from existing and new consumers, changes in transaction volumes and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. You should not rely on our total income or key operating metrics for any prior quarterly or annual period as an indication of our future performance. If our total income growth rate declines, our results of operations and financial condition could be materially and adversely affected.

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

We believe that developing, protecting, and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing merchants and consumers to our platform. As competition intensifies, we believe that positive consumer recognition is an important factor in our financial performance. We cannot guarantee that our brand development strategies will accelerate the recognition of our brand or increase total income. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and incentives and the experience of merchants and consumers. Our brand promotion activities may not result in increased total income and, even if they do, any increases may not offset the expenses incurred. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brand, we may lose our existing merchants and consumers to our competitors or be unable to attract new merchants and consumers. Any such loss of existing merchants or consumers, or inability to attract new merchants or consumers, would have a material adverse effect on our business and results of operations.

The use of social media by us and our consumers accelerates and amplifies our reputational risks in ways we may not be able to directly control or effectively manage, including by giving users the ability to more effectively organize collective actions such as boycotts, coordinated complaint campaigns and other brand-damaging behaviors. Any failure to respond quickly and effectively to negative or potentially damaging social media content (especially if it goes “viral”), regardless of the content’s accuracy, could damage our reputation, which in turn could harm our business, prospects, financial condition and results of operations and, in some cases, lead to litigation. The harm may be immediate without affording us an opportunity for redress or correction.

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

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India, Brazil, and certain countries in Europe. The primary risks to our remaining international operations (including during the wind downs) will be affected by a number of factors, including:

•currency controls, new currency adoptions and repatriation issues;
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

Given the limited ongoing scope of our international operations, the impacts and risks to our business arising from the Russian military activities in Ukraine were not material in 2021 or 2022, and are not anticipated to be material in the future.

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

Our existing $100,000,000 revolving credit facility is secured by our consumer notes receivable we choose to pledge and is subject to covenants. Thus, a significant portion of our funding capacity is in part dependent on our accounts receivable, which can be volatile and, at times, at levels low enough to result in our inability to draw down on a portion of our credit facility. Any material decrease in our accounts receivable could negatively impact our liquidity, which would have an adverse effect on our business, results of operations, and financial condition. In addition, it is possible that our transaction volume will outpace our ability to finance transactions if we do not have sufficient borrowing capacity under our credit facility, which in turn could result in a material adverse effect on our results of operations and financial condition.

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

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third-party, and not backed by any governmental authority in any way. Therefore, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other debt obligations resulting from increases in base lending rates or structured increases in payment obligations. If a consumer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. We may also be required to pay credit card processing costs for loan transactions in which we fail to collect from our consumers. Our originating bank partners could decide to originate fewer BNPL product loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Our ability to generate profits depends on our ability to put in place and optimize our systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. We do not ordinarily perform credit checks on consumers in connection with the application process, unless consumers join our “Sezzle Up” platform to build their credit and boost their spending power. Consumer non-payment is a major component of our expenses, and we are exposed to consumer bad debts as a normal part of our operations because we absorb the costs of all uncollectible notes receivables from our consumers. Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to us may materially and adversely impact our results of operations and financial position.

We also have exposure to the potential insolvency of merchants to which we have advanced funds. Exposure occurs in the period of time between the advance of funds to a merchant for a consumer’s purchase of goods, and the retail merchant shipping the goods to the consumer (at which point we are entitled to payment from the consumer). While this period of risk is typically only a short period of time, it is still a period that we are exposed to the risk that merchants will be unable to repay the funds we have advanced to them. As the number and transaction volume of merchants on our platform continues to grow, so does the amount of funds that may be advanced by us. The failure by merchants to repay these funds may result in a material adverse effect to our results of operations and financial position.

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

We also depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. Unless we have negotiated a specific contractual requirement, we do not have any recourse against merchants when they do not prominently present our platform as a payment option. The failure by our merchants to effectively integrate, support, and present our platform would likely have a material adverse effect on our business, results of operations and financial condition.

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

These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce total income, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

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

We have significant vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, cloud-based data storage and other IT solutions, and payment processing. We could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. For example, the Consumer Financial Protection Bureau (“CFPB”) has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract.

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

We depend on continued relationships with our current significant merchants and partners that assist in obtaining and maintaining our relationships with merchants. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. Our contracts with merchants can generally be terminated for convenience on relatively short notice by either party, and so we do not have long-term contracted income. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to in-house solutions (including providing a service competitive to us), competitor service providers. Similarly, there is a risk that e-commerce platforms with which we partner may limit or prevent Sezzle from being offered as a payment option at checkout. Such actions would magnify the risks to our business as compared to similar actions taken by individual merchants unaffiliated with such platforms. We also face the risk that our key partners could become competitors of our business after our key partners determine how we have implemented our model to provide our services.

Our business is still in a relatively early stage and merchant income is not as diversified as it might be for a more mature business. For the year ended December 31, 2022, approximately 14% of total income was earned from one merchant. The loss of even a small number of our key merchants may have a material adverse effect on our results of operations and financial condition, and may be further exacerbated by an increase in marketing expenses to sign up new merchants to replace those lost, including incentive arrangements spent on lost merchants and new incentive commitments. There is also a risk that key terms with new merchants may be less favorable to us, including terms of pricing, due to unanticipated changes in our market. In addition, the loss of a key merchant may also have a negative impact on our reputation with other merchants and with consumers.

We rely on the accuracy of third-party data, and inaccuracies in such data will lead to reduced total income.

We purchase data from third parties that is critical to our assessment of the creditworthiness of consumers before they are either approved or denied funding for their purchase from a merchant. We are reliant on these third parties to ensure that the data they provide is accurate. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, reducing our potential to earn income. Alternatively, we may approve transactions that otherwise would have been denied, causing us to either lose total income, or earn total income that may lead to a higher incidence of bad debts. Our inability to collect on certain amounts from consumers due to poor creditworthiness or otherwise would likely have a material adverse effect on our results of operations and financial condition.

Changes in market interest rates could have an adverse effect on our business.

The interest paid on borrowings under our receivables facility is tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). The facility carries an interest rate of Adjusted SOFR (defined as SOFR plus 0.262%) plus 11.5%. Increased interest rates may adversely impact the amounts we may be required to pay under our receivables facility, which as a result could negatively impact our results of operations and financial condition.

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

There is a risk that we will be unable to register or otherwise protect new intellectual property rights we develop in the future, or which are developed on our behalf by contractors. In addition, competitors may be able to work around any of our intellectual property rights, or independently develop technologies, or competing payment products or services that are not protected by our intellectual property rights. Our competitors may then be able to offer identical or very similar services or services that are otherwise competitive against those we provide, which could adversely affect our business. We will also face risks in connection with any further or resumed activities related to international expansion, including in countries that may have less protection for our intellectual property rights than the United States. We currently hold registered trademarks in the United States, the United Kingdom (“UK”), the European Union and India, and we have pending trademark applications in Canada and Brazil. There is a risk that our trademarks and other intellectual property rights may not be adequate to protect our brand or proprietary technology or may conflict with the registered trademarks or other intellectual property rights of other companies, both domestically and abroad, which may require us to rebrand our product and service offerings, obtain costly licenses, defend against third-party claims, or substantially change our product or service offerings. Should such risks manifest, we may be required to expend considerable resources and divert the attention of our management, which could have an adverse effect on our business and results of operations.

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

Any loss of licenses or any quality issues with third-party technologies that support our business operations or are integrated with our products or services could have an adverse impact on our reputation and business.

In addition to open source software, we rely on certain technologies that we license from third parties, which we may use to support our business operations and incorporate into our products or services. This third-party technology may currently or could, in the future, infringe, misappropriate, or violate the intellectual property rights of third parties, or the licensors of such technology may not have sufficient rights to the technology they license us in all jurisdictions in which we may offer our products or services. We engage third parties to provide a variety of technology to support our business infrastructure. Any failure on the part of our third-party providers or of our business infrastructure to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a breach in security, or other unanticipated problems could result in interruptions to or delays in to our operations or our products or services. The licensors of third-party technology we use may discontinue their offerings or change the terms under which their technology is licensed. If we are unable to continue to license any of this technology on terms we find acceptable, or if there are quality, security, or other substantive issues with any of this technology, we may face delays in releases of our solutions or we may be required to find alternative vendors or remove functionality from our solutions or internal business infrastructure. In addition, our inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is subject to the risks of fires, floods, pandemics, and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from fires, floods, power losses, telecommunications failures, strikes, health pandemics, and similar events. A significant natural disaster in locations in which we have employees, offices or other facilities could have a material adverse effect on our business, results of operations, financial condition, and prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or an effective recovery plan in certain circumstances, and our business interruption insurance may be insufficient or inadequate to recoup losses that we incur from these occurrences.

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

In addition, since March 2020 we have transitioned to a primarily remote-first working environment, with only a modest in-office presence of hybrid workers. There is a risk that continuing such an arrangement in the future may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote-first working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Our Regulatory Environment

The BNPL industry is subject to various state and federal laws in the United States and federal, provincial and territorial laws in Canada concerning consumer finance, and the costs to maintain compliance with such laws and regulations may be significant.

We are subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include but are not limited to state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Equal Credit Opportunity Act (“ECOA”) which addresses anti-discrimination, the Electronic Fund Transfer Act (“EFTA”) which governs electronic money movement, a variety of anti-money laundering and anti-terrorism financing rules, the Telephone Consumer Protection Act (“TCPA”) and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to us and our products in a manner that we do not currently anticipate. While we have developed policies and procedures designed to assist in compliance with laws and regulations applicable to our business, no assurance is given that our compliance policies and procedures will be effective. We may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on our business, results of operations and financial condition.

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

New laws or regulations, or laws and regulations in new markets, could also require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply with these new laws or regulations, or laws and regulations in new markets, may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans. Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

In the United States, we have certain state lending licenses and other licenses, which subject us to supervisory oversight from these license authorities and periodic examinations. Our business is also generally subject to investigation by regulators and enforcement agencies, regardless of whether we have a license from such authorities. These regulators and enforcement agencies may receive complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us. In the United States, these regulators and agencies at the state level include state licensing agencies, financial regulatory agencies, and attorney general offices. At the federal level in the United States, these regulators and agencies include the Federal Trade Commission (“FTC”), the CFPB, FinCEN, and OFAC, any or all of which could subject us to burdensome rules and regulations that could increase costs and use of our resources in order to satisfy our compliance obligations.

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

If loans made by us under our state lending licenses are found to violate applicable state lending and other laws, or if we were found to be operating without having obtained necessary licenses or approvals, it could adversely affect our business, results of operations, financial condition, and prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have obtained lending licenses or made applicable notice filings in certain states, and may in the future pursue obtaining additional licenses or making additional notice filings. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. We cannot assure you that we will be successful in obtaining state licenses in other states or that we have not yet been required to apply for.

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

In the ordinary course of business, we have been, are, or may be named as a defendant in various legal actions, including arbitrations and other litigation. From time to time, we may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators, the FTC, and the CFPB, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

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

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict, including with respect to technologies such as cloud computing, artificial intelligence, and machine learning. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, other government agencies, or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers, or alternatively increase our costs in ways that could materially and adversely affect our financial position.

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

Furthermore, many jurisdictions in which we operate (and have operated in the past) globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. Numerous U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information, including the California Consumer Privacy Act, California Privacy Rights Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Utah Consumer Privacy Act, and Connecticut Data Privacy Act. Internationally, we are currently or have in the past been subject to the Canadian Personal Information Protection and Electronic Documents Act in Canada, and the General Data Protection Regulation in the EU. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which could lead to increased regulatory scrutiny and business costs, or unintended consumer confusion. It may also increase our potential liability and may inhibit our operations to the extent that such requirements do not allow international transfers of personal information or otherwise restrict our processing of personal information or the availability of personal information to us.

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

Our existing major stockholders, particularly Charles Youakim and to a lesser extent, Paul Paradis, together hold approximately 47.2% of all shares of our common stock outstanding as of February 15, 2023 (including shares represented by CHESS Depositary Interests, CDIs), and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders will have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of these existing major stockholders may be different from those of other stockholders.

We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make shares of our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, obtaining stockholder approval of any golden parachute payments not previously approved by stockholders, and providing pay versus performance disclosures. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In this Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find shares of our common stock less attractive if we rely on these exemptions. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for shares of our common stock, and the market price of shares of our common stock may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the date of our first sale of shares of our common stock pursuant to an effective registration statement under the Securities Act, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of shares of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year. Once we are no longer eligible for emerging growth company status, we will be subject to increased costs related to expanded disclosure requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are currently located in Minneapolis, Minnesota, where we lease approximately 14,740 square feet of office space pursuant to a lease agreement that expires in June 2023. We also lease a small amount of office space and co-working space outside of the United States to support the winding down of our operations outside of North America. We believe that these premises are suitable and adequate for our needs now and for the foreseeable future. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 15, 2023, there were 13,093 stockholders of record of our common stock (including shares of common stock represented by CDIs), and the closing price of our shares of common stock was A$0.55 per share as reported on the Australian Securities Exchange. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never proposed, declared, or issued dividends on our shares of common stock. We currently intend to retain any future earnings to finance the operation and growth of our business, and do not expect to propose, declare, or issue dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section entitled “Equity Compensation Plan Information” included in Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Throughout the three months ended December 31, 2022, we repurchased shares of common stock from employees to cover minimum statutory tax obligations owed for vested restricted stock issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended December 31, 2022, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
October 1, 2022 through October 31, 2022	18,434	$0.31	—	$—
November 1, 2022 through November 30, 2022	14,158	0.36	—	—
December 1, 2022 through December 31, 2022	24,683	0.35	—	—
Total	57,275	$0.34	—	$—

(1)All 57,275 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

Recent Sales of Unregistered Securities

Issuance of Options to Purchase Shares of Common Stock and Restricted Stock Units

During the year ended December 31, 2022, we granted under our various stock plans options to purchase a total of 395,313 shares of our common stock and 15,213,789 restricted stock units to be settled in shares of our common stock. All such grants were issued pursuant to our equity plans which are registered on Form S-8 (File No. 333-257366) as of June 24, 2021. See Note 13. Equity Based Compensation for more information.

To the extent that any grants of stock options or restricted stock units in the year ended December 31, 2022 are not covered by such registration statement, we believe the foregoing transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Regulation S under the Securities Act, in each case as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation in accordance with Rule 701.

Issuance of Warrants to Purchase Common Stock

On October 14, 2022, as partial consideration to the lenders under our new line of credit, we issued to the lenders warrants to purchase up to 2,075,064 shares of our common stock, exercisable until October 14, 2029, at an exercise price of A$0.49 per share (the Warrants). The issuance of the Warrants was made pursuant to Section 4(a)(2) as a transaction not involving a public offering under the Securities Act of 1933, as amended.

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

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2022, our platform has supported the business growth of 42 thousand Active Merchants while serving 2.9 million Active Consumers. Through our products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—merchants, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. Our core product enables consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 41 times per year based on the transaction activity during the rolling twelve months ended December 31, 2022, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment; instead, we make most of our revenue by charging our merchants fees in the form of a merchant processing fee. We also offer two upgraded versions of the core Sezzle experience: Sezzle Premium and Sezzle Up. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated “premium merchants” for a monthly or annual fee, in addition to other benefits. Sezzle Up is a credit-building solution for new-to-credit consumers that helps build their credit history and promotes credit responsibility. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships with third-parties.

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or a merchant processing fee. We pay our merchants for transaction value upfront net of the merchant fees owed to us and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant processing fees comprised approximately 74% and 81% of our total income for the years ended December 31, 2022 and 2021, respectively.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. As of December 31, 2022, we had 42 thousand Active Merchants on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform.

In addition, investment in sales, co-marketing, and offering of competitively priced merchant fee rates and incentives are critical for us to onboard and retain merchants, as well as grow utilization of the Sezzle Platform. We currently provide our merchants with a toolkit to grow their businesses. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers. We face intense competitive pressure to bring new larger merchants on to our platform. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks. If we are not able to increase our volumes as predicted, these up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments with certain merchants will impact our results of operations and financial performance.

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

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our merchant base to offer our core product to new consumers at the point of sale for online transactions. We continue to provide offerings such as Sezzle Spend, which is a way we can issue rewards to Sezzle accounts for various reasons and often involve promotions to new consumers. As of December 31, 2022, we had 2.9 million Active Consumers on the platform. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 41 times per year based on the transaction activity during the rolling twelve months ended December 31, 2022, although historical transaction activity is not an indication of future results.

Managing Credit Risk

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer and assign spending limits, and manage the ultimate receipt of funds. Because consumers primarily settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit. Further, ongoing user interactions allow us to continuously refine and enhance the effectiveness of these platform tools through machine learning.

We absorb the costs of all core product uncollectible receivables from our consumers. The provision for uncollectible accounts is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for uncollectible accounts and related charge-offs by providing optimal limitations on spending power to qualified consumers. During 2022 we began using a third-party collection agency in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

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

International Operations

We primarily operate in the United States and have operations in Canada, India, Brazil and certain countries in Europe. During the second quarter of 2022, we ceased payment processing activities in India, with the employees there continuing to support North American operations. Additionally, in the fourth quarter of 2022 we began the process of winding down operations in Europe and Brazil. Going forward, we plan to solely operate in the United States and Canada.

Seasonality

We experience seasonality as a result of spending patterns of our Active Consumers. Total income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters. This is most evident in merchant fees as these are recognized over the duration of the note with the consumer once the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. In 2022, we saw a deviation from this historical trend due to our focus on profitability over top-line growth.

Key Operating Metrics

Underlying Merchant Sales

	For the years ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Underlying Merchant Sales ("UMS")	$1,743,386	$1,807,846	$(64,460)	(3.6)%

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

For the years ended December 31, 2022 and 2021, UMS totaled $1.7 billion and $1.8 billion, respectively, which was a decrease of 3.6%. The year-over-year decrease is a result of our strategic shift in 2022 to focus on profitability over top-line growth.

Active Merchants and Active Consumers

	As of December 31,		Change
	2022	2021	#	%
	(in thousands)
Active Merchants	42	47	(5)	(10.4)%
Active Consumers	2,950	3,400	(450)	(13.3)%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of December 31, 2022, we had 42 thousand Active Merchants, a decrease of 10.4% when compared to the 47 thousand Active Merchants as of December 31, 2021. There is no minimum required number of transactions to meet the Active Merchant criteria.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of December 31, 2022, we had 2.9 million Active Consumers, a decrease of 13.3% when compared to our 3.4 million Active Consumers as of December 31, 2021.

The decrease in Active Merchants and Active Consumers is driven by our prioritization of profitability. We tightened credit underwriting and offboarded unprofitable merchants in the current year, which resulted in a decrease of these metrics. Our ceasing of payment processing in India, Europe and Brazil resulted in a decrease in Active Merchants by one thousand and a decrease in Active Consumers by approximately 200 thousand.

Components of Results of Operations

Total Income

Sezzle’s total income is classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange revenue, and convenience fee income. Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Sezzle also earns income through interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. Additionally, Sezzle charges a convenience fee to consumers that choose to pay their installments using a debit or credit card (excluding the first installment). Sezzle does not charge a fee for using ACH on subsequent installments. Sezzle recognizes convenience fee income at the time the transaction is processed. Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive loss.

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This includes account reactivation fees, reschedule fees, and Sezzle Premium subscription revenue. Sezzle earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible by Sezzle. Sezzle also earns income from consumers in the form of reschedule fees. Consumers are also allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee. Additionally, Sezzle offers its consumers the ability to subscribe to its Sezzle Premium service which, along with other benefits, allows consumers to shop at select large, non-integrated “premium merchants” for a monthly or annual fee. Sezzle Premium subscription fees are recognized straight-line over the subscription period. Sezzle also earns income from other services in the form of merchant gateway fees. Merchant gateway fees are charged to certain low-volume merchants for access to our Sezzle Platform, consumer base, and merchant store directory. Such fees are recognized at the time the fee is charged to merchants to the extent they are reasonably collectible by Sezzle.

Personnel

Personnel primarily comprises all wages and salaries paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, and equity based compensation.

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

Third-Party Technology and Data

Third-party technology and data primarily comprises costs related to fraud prevention, other cloud-based computing services, and costs of failed loan applications. Underwriting costs incurred that result in successfully originated loans are an element of transaction income and recognized as a reduction of the overall income and, therefore, are not included in third-party technology and data.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the years ended December 31,		Change
	2022	2021	$	%
Transaction income	$102,599,194	$93,498,598	$9,100,596	9.7%
Income from other services	22,971,247	21,318,037	1,653,210	7.8%
Total income	$125,570,441	$114,816,635	$10,753,806	9.4%

Transaction income for the years ended December 31, 2022 and 2021 totaled $102.6 million and $93.5 million, respectively, which was an increase of 9.7%. Within transaction income, merchant processing fees totaled $92.6 million and $92.4 million for the years ended December 31, 2022 and 2021, respectively. Merchant processing fees were flat year-over-year; however, they improved relative to the year-over-year decrease in UMS due to increases in merchant processing fees through renegotiation or offboarding of unprofitable merchants. Partner, affiliate, and other income comprised the rest of transaction income, and relates to fees paid to us by third-parties when a consumer places an order with us on certain merchant websites or in-store locations.

Income from other services totaled $23.0 million and $21.3 million for the years ended December 31, 2022 and 2021, respectively, or 18.3% and 18.6% of total income, respectively. The increase during the year ended December 31, 2022 was driven by the launch of our Sezzle Premium subscription product in June 2022, offset against decreases in account reactivation and reschedule fees. Consumer account reactivation fees totaled $12.6 million and $16.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease in reactivation fees was driven by tightening of our credit underwriting, resulting in fewer consumers becoming delinquent on their orders.

Personnel

	For the years ended December 31,		Change
	2022	2021	$	%
Personnel	$51,217,083	$56,831,368	$(5,614,285)	(9.9)%

Personnel costs decreased by 9.9% to $51.2 million for the year ended December 31, 2022, from $56.8 million for the year ended December 31, 2021. Recorded within personnel, equity based compensation totaled $10.3 million and $18.1 million for the years ended December 31, 2022 and 2021, respectively, which was a 42.9% decrease. This decrease was primarily due to higher forfeitures of awards during 2022. The reduction in equity based compensation was offset by increased costs for the 401(k) match as well as standard merit increases offered to existing employees during the year.

Transaction Expense

	For the years ended December 31,		Change
	2022	2021	$	%
Payment processing costs	$32,718,988	$33,302,891	$(583,903)	(1.8)%
Affiliate and partner fees	4,629,950	5,789,966	(1,160,016)	(20.0)%
Other transaction expense	3,427,887	4,383,286	(955,399)	(21.8)%
Transaction expense	$40,776,825	$43,476,143	$(2,699,318)	(6.2)%

Transaction expense totaled $40.8 million and $43.5 million for the years ended December 31, 2022 and 2021, respectively.

Payment processing costs were $32.7 million and $33.3 million for the years ended December 31, 2022 and 2021, respectively. The decrease in costs were primarily driven by lower UMS volume in the current year, as well as a larger share of payments using lower-cost ACH instead of card payments when compared to last year.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $4.6 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively. The decrease in costs was related to the restructuring of a partner contract effective at the beginning of the current year until the fourth quarter of 2022, which reduced our partner revenue-sharing fees.

Other costs included in transaction expense were $3.4 million and $4.4 million for the years ended December 31, 2022 and 2021, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant support-related costs. The decrease in costs were a result of fewer service adjustments being made to consumer and merchant accounts during the current period.

Third-Party Technology and Data

	For the years ended December 31,		Change
	2022	2021	$	%
Third-party technology and data	$8,190,022	$5,549,844	$2,640,178	47.6%

Third-party technology and data costs totaled $8.2 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in expense was primarily related to the implementation and expanded use of key cloud-based systems to support the growth of our operations and includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer support tools.

Marketing, Advertising, and Tradeshows

	For the years ended December 31,		Change
	2022	2021	$	%
Marketing, advertising, and tradeshows	$18,972,025	$9,251,854	$9,720,171	105.1%

Marketing, advertising, and tradeshow costs increased to $19.0 million for the year ended December 31, 2022, compared to $9.3 million for the year ended December 31, 2021. The increase in costs were driven by contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners. Costs related to Sezzle Spend promotions, digital advertising, and tradeshow attendance also contributed to increased expenses.

General and Administrative

	For the years ended December 31,		Change
	2022	2021	$	%
General and administrative	$16,411,912	$15,768,583	$643,329	4.1%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support the growth of our company. General and administrative costs increased to $16.4 million for the year ended December 31, 2022, compared to $15.8 million for the year ended December 31, 2021. Included within general and administrative, external costs incurred related to our proposed merger with Zip totaled $6.6 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Provision for Uncollectible Accounts

	For the years ended December 31,		Change
	2022	2021	$	%
Provision for uncollectible accounts	$29,437,179	$52,621,682	$(23,184,503)	(44.1)%

The total provision for uncollectible accounts was $29.4 million for the year ended December 31, 2022, compared to $52.6 million for the year ended December 31, 2021. As a percentage of transaction income, the provision for uncollectible accounts was 28.7% and 56.3% for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, we saw the full-year effect of certain initiatives implemented in late 2021. These initiatives included improving our collection and recovery processes. Throughout the year we also tightened and continued to refine our credit underwriting driven by our focus on profitability, which resulted in a year-over-year decrease in the provision for uncollectible accounts, as well as the provision as a percentage of transaction income.

During the year ended December 31, 2021, our provision as a percentage of transaction income was higher as a result of several factors. Most significantly, our non-integrated product offerings with enterprise merchants drove adverse selection, resulting in higher provision expense. Compounding this negative impact on total portfolio performance, enterprise merchant volume grew as a percentage of our total volume throughout the year. Additionally, we experienced higher loss rates associated with first payments made via ACH.

Reimbursement of Merger-Related Costs

On July 11, 2022, we entered into an agreement to terminate our proposed merger with Zip. As part of the termination agreement, we received $11 million for reimbursement of internal and external merger-related costs. Refer to Note 16. Reimbursement of Merger-Related Costs on the accompanying notes to our consolidated financial statements for more information.

Net Interest Expense

	For the years ended December 31,		Change
	2022	2021	$	%
Net interest expense	$8,600,716	$5,269,284	$3,331,432	63.2%

Net interest expense was $8.6 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in expense was driven by increases in our line of credit spread, SOFR, borrowings, and amortization of debt issuance costs during the current year.

Income Taxes

Income tax expense for the years ended December 31, 2022 and 2021 was $69,447 and $58,416, respectively. Our effective income tax rate for the years ended December 31, 2022 and 2021 was 0.2% and 0.1%, respectively. Income tax expense was minimal due to a full valuation allowance, and was comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of December 31, 2022 and December 31, 2021.

Other Comprehensive Income (Loss)

We had ($1,207,885) and $69,406 of foreign currency translation adjustments recorded within other comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the years ended December 31, 2022 and 2021, we incurred a net loss of $38.1 million and $75.2 million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our initial public offering on the Australian Securities Exchange, and our revolving line of credit. As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $69.5 million, compared to $78.9 million as of December 31, 2021. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of December 31, 2022 and 2021, we had working capital of $70.9 million and $113.7 million, respectively. Additionally, as of December 31, 2022 we had an unused borrowing capacity on our line of credit of $0.5 million, compared to $29.8 million as of December 31, 2021. The decrease in our working capital and unused borrowing capacity is driven by the decrease in our net notes receivable, which correlates to our total borrowing capacity under our line of credit.

We believe that our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

Cash Flows

The following table summarizes our cash flows:

	For the years ended December 31,
	2022	2021
Net Cash Provided from (Used for) Operating Activities	$8,511,848	$(72,132,050)
Net Cash Used for Investing Activities	(1,008,077)	(1,420,027)
Net Cash (Used for) Provided from Financing Activities	(15,687,894)	63,239,966
Net decrease in cash, cash equivalents, and restricted cash	$(8,184,123)	$(10,312,111)

Operating Activities

Net cash provided from (used for) operating activities was $8.5 million and ($72.1) million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, receipts from consumers totaled $1.719 billion compared with cash payments to merchants of $1.594 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $39.4 million for personnel related expenses, $40.8 million for transaction expenses (primarily payment processing costs), $17.0 million for advertising, marketing and tradeshow related expenses, $7.8 million of interest expense payments, and $22.2 million of cash outflows for third-party technology and other general and administrative expenses, offset against the $11 million reimbursement of merger-related costs.

During the year ended December 31, 2021, receipts from consumers totaled $1.656 billion compared with cash payments to merchants of $1.615 billion. Cash receipts from consumers exceeded payments to merchants primarily due to the deferral of payments to merchants under the Merchant Interest Program. Additionally, the Company incurred cash outflows of $37.0 million for personnel related expenses, $40.7 million for transaction expenses (primarily payment processing costs), $8.8 million for advertising, marketing and tradeshow related expenses, $4.8 million of interest expense payments, and $21.8 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

The net cash provided from consumers (to merchants) for the years ended December 31, 2022 and 2021 was $124.8 million and $40.9 million, respectively. The increase in net cash provided from consumers is driven by the current year collection of notes receivables outstanding at December 31, 2021, as well as the launch of new revenue-generating products during the year.

Investing Activities

Net cash used for investing activities during the year ended December 31, 2022 was $1.0 million, compared to $1.4 million during the year ended December 31, 2021. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash (used for) provided from financing activities during the year ended December 31, 2022 was ($15.7) million, compared to $63.2 million during the year ended December 31, 2021.

Financing cash inflows during the year ended December 31, 2022 included proceeds from stock option exercises totaling $0.4 million. Cash outflows during the year ended December 31, 2022 were comprised of net payments to our line of credit totaling $13.8 million, payments of debt issuance and extinguishment costs totaling $1.9 million, and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $0.4 million.

Financing cash inflows during the year ended December 31, 2021 included net proceeds from our line of credit totaling $38.8 million, net proceeds from the issuance of shares of common stock to Discover Financial Services LLC totaling $30.0 million, and proceeds from stock option exercises totaling $1.0 million.

Financing cash outflows during the year ended December 31, 2021 were comprised of payments of debt issuance and extinguishment costs totaling $2.7 million related to the closing a new line of credit, repayment of the principal on our Paycheck Protection Program (PPP) loan of $1.2 million, and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $2.7 million.

Paycheck Protection Plan Loan

Refer to Note 7. Long Term Debt on the accompanying notes to our consolidated financial statements for discussion about our Paycheck Protection Plan loan.

Line of Credit

Refer to Note 8. Line of Credit on the accompanying notes to our consolidated financial statements for discussion about our line of credit.

Merchant Contract Obligations

Refer to Note 11. Commitments and Contingencies on the accompanying notes to our consolidated financial statements for discussion about our merchant contract obligations.

Equity Financing

Refer to Note 12. Stockholders' Equity on the accompanying notes to our consolidated financial statements for discussion about our issuances of shares of common stock.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for uncollectible accounts, equity based compensation, and income taxes. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates.

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

Total Income

Sezzle’s total income is classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange revenue, and convenience fee income. Sezzle earns its income primarily from fees paid by merchants in exchange for Sezzle’s payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through the Company’s platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. Sezzle also earns income through interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. Additionally, Sezzle charges a convenience fee to consumers that choose to pay their installments using a debit or credit card (excluding the first installment). Sezzle does not charge a fee for using ACH on subsequent installments. Sezzle recognizes convenience fee income at the time the transaction is processed. Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive loss.

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This includes account reactivation fees, reschedule fees, and Sezzle Premium subscription revenue. Sezzle earns income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Sezzle allows, at a minimum and subject to state jurisdiction regulation, a 48-hour waiver period where fees are dismissed if the installment is paid by the consumer. Account reactivation fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible by Sezzle. Sezzle also earns income from consumers in the form of reschedule fees. Consumers are also allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee. Additionally, Sezzle offers its consumers the ability to subscribe to its Sezzle Premium service which, along with other benefits, allows consumers to shop at select large, non-integrated “premium merchants” for a monthly or annual fee. Sezzle Premium subscription fees are recognized straight-line over the subscription period. Sezzle also earns income from other services in the form of merchant gateway fees. Merchant gateway fees are charged to certain low-volume merchants for access to our Sezzle Platform, consumer base, and merchant store directory. Such fees are recognized at the time the fee is charged to merchants to the extent they are reasonably collectible by Sezzle.

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

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of both its shares of common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units that vest based on service conditions is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units.

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

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking, savings, and money market accounts. As of December 31, 2022 and 2021, we had approximately $0.3 million and $6.4 million of cash equivalents invested in money market funds, respectively. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates due to the short-term nature of these investments.

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A hypothetical 10% increase or decrease in SOFR throughout 2022 would not have a material effect on our interest expense.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate as of December 31, 2022 would result in a foreign currency translation adjustment of approximately $1.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sezzle Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sezzle Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
February 28, 2023

Consolidated Balance Sheets

	As of
	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$68,279,539	$76,983,728
Restricted cash, current	1,223,119	1,886,440
Notes receivable, net	93,358,404	133,986,583
Other receivables, net	2,532,710	5,084,099
Prepaid expenses and other current assets	4,737,688	3,350,053
Total current assets	170,131,460	221,290,903
Non-Current Assets
Internally developed intangible assets, net	1,322,836	910,584
Property and equipment, net	281,605	662,472
Operating right-of-use assets	86,715	285,865
Restricted cash, non-current	20,000	20,000
Other assets	733,922	233,752
Total Assets	$172,576,538	$223,403,576

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$83,020,739	$96,516,668
Operating lease liabilities	79,312	171,959
Accrued liabilities	10,448,872	7,996,772
Other payables	4,129,371	2,874,046
Deferred revenue	1,516,228	—
Total current liabilities	99,194,522	107,559,445
Long Term Liabilities
Long term debt	250,000	250,000
Operating lease liabilities	—	90,962
Line of credit, net of unamortized debt issuance costs of $1,222,525 and $1,088,869, respectively	63,777,475	77,711,131
Warrant liabilities	511,295	—
Total Liabilities	163,733,292	185,611,538

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 209,270,070 and 204,891,057 shares issued, respectively; 208,181,834 and 204,230,939 shares outstanding, respectively	2,083	2,044
Additional paid-in capital	179,054,368	168,338,673
Stock subscriptions: 0 and 20,729 shares subscribed, respectively	—	(18,545)
Treasury stock, at cost: 1,088,236 and 660,118 shares, respectively	(4,072,752)	(3,691,322)
Accumulated other comprehensive (loss) income	(643,974)	563,911
Accumulated deficit	(165,496,479)	(127,402,723)
Total Stockholders' Equity	8,843,246	37,792,038
Total Liabilities and Stockholders' Equity	$172,576,538	$223,403,576

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31, 2022	December 31, 2021
Total income	$125,570,441	$114,816,635

Operating Expenses
Personnel	51,217,083	56,831,368
Transaction expense	40,776,825	43,476,143
Third-party technology and data	8,190,022	5,549,844
Marketing, advertising, and tradeshows	18,972,025	9,251,854
General and administrative	16,411,912	15,768,583
Provision for uncollectible accounts	29,437,179	52,621,682
Reimbursement of merger-related costs	(11,000,000)	—
Total operating expenses	154,005,046	183,499,474

Operating Loss	(28,434,605)	(68,682,839)

Other Income (Expense)
Net interest expense	(8,600,716)	(5,269,284)
Other expense, net	(225,606)	(65,145)
Loss on extinguishment of line of credit	(813,806)	(1,092,679)
Fair value adjustment on warrants	50,424	—
Loss before taxes	(38,024,309)	(75,109,947)

Income tax expense	69,447	58,416

Net Loss	(38,093,756)	(75,168,363)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(1,207,885)	69,406

Total Comprehensive Loss	$(39,301,641)	$(75,098,957)

Net loss per share:
Basic and diluted loss per common share	$(0.18)	$(0.38)
Basic and diluted weighted average shares outstanding	206,856,959	200,344,028

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2021	196,926,674	$1,970	$112,640,974	$(69,440)	$(875,232)	$494,505	$(52,234,360)	$59,958,417
Equity based compensation	—	—	9,013,029	—	—	—	—	9,013,029
Stock option exercises	1,486,341	15	765,771	—	—	—	—	765,786
Restricted stock issuances and vesting of awards	1,569,681	16	5,148,709	—	—	—	—	5,148,725
Issuance of restricted stock units for settlement of accrued expenses	—	—	1,996,779	—	—	—	—	1,996,779
Conversion of liability-classified incentive awards to stockholders' equity	—	—	8,580,123	—	—	—	—	8,580,123
Stock subscriptions receivable related to stock option exercises	197,056	2	196,102	(196,104)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	246,999	—	—	—	246,999
Repurchase of common stock	(508,083)	(5)	—	—	(2,816,090)	—	—	(2,816,095)
Proceeds from issuance of common stock, net of issuance costs	4,559,270	46	29,997,186	—	—	—	—	29,997,232
Foreign currency translation adjustment	—	—	—	—	—	69,406	—	69,406
Net loss	—	—	—	—	—	—	(75,168,363)	(75,168,363)
Balance at December 31, 2021	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2022	204,230,939	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	7,674,265	—	—	—	—	7,674,265
Stock option exercises	1,685,730	17	100,353	—	—	—	—	100,370
Restricted stock issuances and vesting of awards	1,349,533	13	2,635,257	—	—	—	—	2,635,270
Stock subscriptions receivable related to stock option exercises	1,343,750	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(428,118)	(4)	—	—	(381,430)	—	—	(381,434)
Foreign currency translation adjustment	—	—	—	—	—	(1,207,885)	—	(1,207,885)
Net loss	—	—	—	—	—	—	(38,093,756)	(38,093,756)
Balance at December 31, 2022	208,181,834	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246

See the accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended
	December 31, 2022	December 31, 2021
Operating Activities:
Net loss	$(38,093,756)	$(75,168,363)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	847,126	749,111
Provision for uncollectible accounts	29,437,179	52,621,682
Provision for other uncollectible receivables	9,257,284	7,349,852
Equity based compensation and restricted stock vested	10,309,535	14,161,754
Amortization of debt issuance costs	983,745	689,930
Impairment losses on long-lived assets	39,512	5,475
Fair value adjustment on warrants	(50,424)	—
Loss on extinguishment of line of credit	813,806	1,092,679
Loss on sale of fixed assets	79,683	—
Changes in operating assets and liabilities:
Notes receivable	10,590,769	(105,950,424)
Other receivables	(6,710,739)	(11,031,826)
Prepaid expenses and other assets	(1,353,026)	(1,855,206)
Merchant accounts payable	(12,928,944)	35,696,079
Other payables	1,281,500	2,111,082
Accrued liabilities	2,476,822	7,416,249
Deferred revenue	1,516,228	—
Operating leases	15,548	(20,124)
Net Cash Provided from (Used for) Operating Activities	8,511,848	(72,132,050)

Investing Activities:
Purchase of property and equipment	(52,236)	(686,032)
Internally developed intangible asset additions	(955,841)	(733,995)
Net Cash Used for Investing Activities	(1,008,077)	(1,420,027)

Financing Activities:
Payments on long term debt	—	(1,220,332)
Proceeds from line of credit	71,155,556	174,666,667
Payments to line of credit	(84,955,556)	(135,866,667)
Payments of debt issuance costs	(1,330,901)	(1,697,705)
Payment of debt extinguishment costs	(600,307)	(1,000,000)
Proceeds from stock option exercises	100,370	765,786
Stock subscriptions collected related to stock option exercises	324,378	246,999
Repurchase of common stock	(381,434)	(2,652,014)
Proceeds from issuance of common stock	—	30,000,000
Costs incurred from issuance of common stock	—	(2,768)
Net Cash (Used for) Provided from Financing Activities	(15,687,894)	63,239,966

Effect of exchange rate changes on cash	(1,183,387)	98,376
Net decrease in cash, cash equivalents, and restricted cash	(8,184,123)	(10,312,111)
Cash, cash equivalents, and restricted cash, beginning of year	78,890,168	89,103,903
Cash, cash equivalents, and restricted cash, end of year	$69,522,658	$78,890,168

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$8,005	$328,341
Issuance of restricted stock units for settlement of accrued expenses	—	1,996,779
Conversion of liability-classified incentive awards to stockholders' equity	—	8,580,123
Withholding of restricted stock units to cover employee tax withholding	—	164,081
Issuance of warrants	561,719	—

Supplementary disclosures:
Interest paid	$7,790,430	$4,819,604
Income taxes paid	65,395	56,017

See the accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Sezzle Inc. (“Sezzle”, the “Company”, “we”, “us”, or “our”) is a technology-enabled payments company based in the United States with operations in the United States, Canada, India, Brazil, and certain countries in Europe. We are a Delaware Public Benefit Corporation formed on January 4, 2016. We offer our payment solution at online stores and a select number of brick-and-mortar retail locations, connecting consumers with merchants via a proprietary payments solution that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the items that they need now while paying over time in interest-free installments.

Merchants turn to us to increase sales by tapping into our existing user base, increase conversion rates, increase spend per transaction, increase purchase frequency, and reduce return rates, all without bearing any credit risk. We are a high-growth, networked platform that benefits from a symbiotic and mutually beneficial relationship between merchants and consumers.

Our core product allows consumers to make online purchases and split the payment for the purchase over four equal, interest-free payments over six weeks. The consumer makes the first payment at the time of checkout and makes the subsequent payments every two weeks thereafter. For our core direct integration solution, the purchase price, less merchant fees, is paid to merchants by us in advance of collecting the purchase price installments from the consumer. For our virtual card solution, the full purchase price is paid to merchants at the time of sale, and we separately invoice the merchant for merchant fees due to us.

We are headquartered in Minneapolis, Minnesota.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared and presented under accounting principles generally accepted in the United States of America (U.S. GAAP). All amounts are reported in U.S. dollars, unless otherwise noted. We consolidate the accounts of subsidiaries for which we have a controlling financial interest. The accompanying consolidated financial statements include all the accounts and activity of Sezzle Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Financial Condition

Throughout the year ended December 31, 2022, we undertook various measures to address our liquidity and financial condition. On February 25, 2022 we amended our line of credit covenants which provided alternatives for certain financial covenant measurement thresholds. Additionally, throughout the year we tightened our underwriting strategies, resulting in a reduction in our overall provision for uncollectible accounts. On March 10, 2022 we undertook a workforce reduction that provided for a reduction in our personnel expense compared to the year ended December 31, 2021. Further, on October 14, 2022 we entered into a new line of credit agreement as disclosed in Note 8 of these consolidated financial statements. Our cost cutting measures during the year ended December 31, 2022 have resulted in lower operating expenses relative to the prior year, while also realizing higher year-over-year total income.

Concentrations of Credit Risk

Cash and Cash Equivalents

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain our cash in depository accounts that, at times, may exceed limits established by the Federal Deposit Insurance Corporation (“FDIC”) and equivalent foreign institutions. As of the date of this report, we have not experienced losses on such accounts.

Foreign Currency Risk

We hold funds and settle payments that are denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates expose us to fluctuations on our consolidated balance sheets and statements of operations and comprehensive loss. Currency risk is managed through limits set on total foreign deposits on hand that we routinely monitor.

Notes Receivable

We are exposed to the risk of credit losses as a result of extending credit to consumers. Changes in economic conditions may result in higher credit losses. We have a policy for establishing credit lines for individual consumers that helps mitigate credit risk. The allowance for uncollectible accounts is adequate for covering any potential losses on outstanding notes receivable.

Cash and Cash Equivalents

We consider all money market funds and other highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We accept Automated Clearing House ("ACH"), Electronic Funds Transfer ("EFT"), debit card, and credit card payment methods from consumers as a method to settle our receivables, and these transactions are generally transmitted through third parties. The payments due from the third parties for debit card, credit card, ACH, and EFT transactions are generally settled within three days of initiation. We consider all bank, debit, and credit card transactions initiated before the end of the period to be cash and cash equivalents.

Restricted Cash

We are required to maintain cash balances in a bank account in accordance with certain lending agreements. The bank account is our property, but access to consumer payments is controlled by our line of credit providers. On a regular basis, cash received from consumers is deposited to the bank account and subsequently made available to us through periodic settlement reporting with our line of credit providers. Cash deposits to the bank account represent cash received from originated receivables, including consumer payments and affiliate partner payments. The minimum balance consists of accrued interest on the drawn credit facility, accrued interest on the unused portion of the credit facility, and accrued management fees charged by our line of credit providers. We are permitted to withdraw cash from the bank account provided we meet certain requirements of the line of credit. We are also required to maintain a minimum balance in a deposit account with a third-party service provider to fund merchants using our virtual card solution. These accounts are classified as current restricted cash on the consolidated balance sheets.

We are required to maintain a cash balance held in a reserve account to cover ACH transactions. The cash balance within this reserve account is classified as non-current restricted cash on the consolidated balance sheets.

Receivables and Credit Policy

Notes receivable represent amounts from uncollateralized consumer receivables generated from the purchase of merchandise. The original terms of the notes for our core product are to be paid back in four equal installments every two weeks over a six-week period, with the first installment being paid at the time of purchase. We do not charge interest on the notes to consumers. Transaction income is recognized over the average life of the notes receivable using the effective interest rate method. These net deferred costs are recorded within notes receivable, net on the consolidated balance sheets. Notes receivable are recorded at net realizable value and are recorded as current assets. We evaluate the collectability of the balances based on historical performance, current economic conditions, and specific circumstances of individual notes, with an allowance for uncollectible accounts being provided as necessary.

Other receivables represent the net realizable value of consumer account reactivation fees receivable, merchant accounts receivable, and merchant processing fees receivable. Consumer account reactivation fees receivable, less an allowance for uncollectible accounts, represent the amount of account reactivation fees we reasonably expect to receive from consumers. Receivables from merchants, less any allowances for uncollectible accounts, represent amounts merchants owe us relating to transactions placed by consumers on their sites that we reasonably expect to collect.

All notes receivable from consumers, as well as related fees, outstanding greater than 90 days past due are charged off as uncollectible. It is our practice to continue collection efforts after the charge-off date. Refer to Note 3 and Note 4 for further information about receivable balances, allowances, and charge-off amounts.

Debt Issuance Costs

Costs incurred in connection with originating debt are capitalized and are classified in the consolidated balance sheets as a reduction of the financial statement line item for which those costs relate. Debt issuance costs are amortized over the life of the underlying debt obligation utilizing the straight-line method, which approximates the effective interest method. In the event of an extinguishment of debt, the remaining unamortized debt issuance costs related to the extinguished debt is immediately expensed. Amortization of debt issuance costs is included within net interest expense on the consolidated statements of operations and comprehensive loss.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. We capitalize all property and equipment exceeding $1,000. Depreciation is provided using either the straight-line or double-declining balance method, based on the useful lives of the assets:

	Years	Method
Computers and computer equipment	3	Double-declining balance
Office equipment	5	Double-declining balance
Furniture and fixtures	7	Straight-line

Maintenance and repairs are expensed as incurred and recorded within general and administrative on the consolidated statements of operations and comprehensive loss.

Internally Developed Intangible Assets

We capitalize costs incurred for web development and software developed for internal use. The costs capitalized primarily relate to direct labor costs for employees and contractors working directly on software development and implementation. Projects are eligible for capitalization once it is determined that the project is being designed or modified to meet internal business needs; the project is ready for its intended use; the total estimated costs to be capitalized exceed $1,000; and there are no plans to market, sell, or lease the project.

Amortization is provided using the straight-line method, based on the useful lives of the intangible assets as follows:

	Years	Method
Internal use software	3	Straight-line
Website development costs	3	Straight-line

Amortization expense is recorded within general and administrative on the consolidated statements of operations and comprehensive loss. See Note 6 for further information.

Research and Development Costs

Research expenditures that relate to the development of new processes, including internally developed software, are expensed as incurred. Such costs were approximately $2,012,000 and $1,462,000 for the years ended December 31, 2022 and 2021, respectively. Research expenditures are recorded within personnel on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

We review the carrying value of property, equipment, and internally developed intangible assets for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairments for the years ended December 31, 2022 and 2021 were not material. Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive loss.

As of December 31, 2022 and 2021, we have not renewed or extended the initial determined life for any of our recognized internally developed intangible assets.

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

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. To date we have not recorded any liabilities for uncertain tax positions. Refer to Note 10 for further information.

Advertising Costs

Advertising costs are expensed as incurred and consist of traditional marketing, digital marketing, sponsorships, promotional product expenses, and contractual obligations to co-market the Sezzle brand. Such costs were $18,476,899 and $8,569,276 for the years ended December 31, 2022 and 2021, respectively, and were recorded within general and administrative on the consolidated statements of comprehensive loss.

Equity Based Compensation

We maintain stock compensation plans that provide for equity based awards in the form of incentive and non-statutory stock options and restricted stock to our employees, directors, and advisors. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The fair value of stock options and restricted stock units with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, expected life of the awards, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our common stock and is based on the historical volatility of both our common stock and our defined peer group. The fair value of restricted stock awards and restricted stock units is based on the fair market value of our common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units. Refer to Note 13 and Note 14 for further information around our equity based compensation plans.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Our estimates and judgments are based on historical experience and various other assumptions that we believe are reasonable under the circumstances. The amount of assets and liabilities reported on our consolidated balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, determining the allowance for uncollectible accounts recorded against outstanding receivables, the valuation of equity based compensation, and income taxes.

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

We measure the value of our money market securities at each reporting date. The fair value of our money market securities, totaling $333,158 and $6,408,389 as of December 31, 2022 and 2021, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

We also measure the value of our warrant liabilities at each reporting date. The fair value of our warrant liabilities are determined using the Black-Scholes valuation model, which includes our common stock price on the ASX, a Level 1 input. The fair value of the warrant liabilities total $511,295 as of December 31, 2022.

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.

Foreign Currency

We work with international merchants, creating exposure to gains and losses from foreign currency exchanges. Our income and cash can be affected by movements in the Canadian Dollar, Euro, Indian Rupee, and Brazilian Real. Losses from foreign exchange rate fluctuations that affected our net loss totaled ($118,831) and ($69,228) for the years ended December 31, 2022 and 2021, respectively. Foreign currency exchange gains and losses are recorded within other expense, net, on the consolidated statements of operations and comprehensive loss.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Under ASC 830, if our assets and liabilities are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive (loss) income. Foreign currency translation adjustment income (loss) totaled ($1,207,885) and $69,406 for the years ended December 31, 2022 and 2021, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our net loss or total comprehensive loss.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements

ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
	This ASU simplifies the accounting for convertible debt by eliminating the beneficial conversion feature and cash conversion feature models from the guidance and instead requires entities to record convertible debt at amortized cost.	January 1, 2022	The adoption of this ASU did not have a material effect on our consolidated financial statements or on our disclosures.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The standard also requires expanded disclosures related to credit losses and credit quality indicators.	January 1, 2023	We do not expect the adoption of this ASU to have a material impact on our allowance for credit losses under the new standard. We will disclose credit quality indicators, gross writeoffs, and other required disclosures in our first quarter 2023 consolidated financial statements.
ASU No. 2022-02, Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
This ASU requires an entity to disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.
		January 1, 2023	The impact of adopting this amendment is included within the impact of adoption of ASU No. 2016-13.

Note 2. Total Income

Total income was $125,570,441 and $114,816,635 for the years ended December 31, 2022 and 2021, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. In 2022, we saw a deviation from this historical trend due to our focus on profitability over top-line growth. Our total income is classified into two categories: transaction income and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and convenience fee income.

We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales to consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income through interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. Additionally, we charge a convenience fee to consumers that choose to pay their installments using a debit or credit card (excluding the first installment). We do not charge a fee for using ACH on subsequent installments. We recognize convenience fee income at the time the transaction is processed.

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

We earn income from consumers in the form of account reactivation fees. These fees are assessed to consumers who fail to make a timely payment. Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Account reactivation fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible by us. We also earn income from consumers in the form of reschedule fees. Consumers are also allowed to reschedule their initial installment one time without incurring a reschedule fee and the principal of a rescheduled payment is not considered to be delinquent. If consumers reschedule a payment more than once in the same order cycle they are subject to a reschedule fee.

Additionally, we offer our consumers the ability to subscribe to Sezzle Premium which, along with other benefits, allows consumers to shop at select large, non-integrated “premium merchants” for a monthly or annual fee. Sezzle Premium subscription fees are recognized straight-line over the subscription period. We also earn income from other services in the form of merchant gateway fees. Merchant gateway fees are charged to certain low-volume merchants for access to our Sezzle Platform, consumer base, and merchant store directory. Such fees are recognized at the time the fee is charged to merchants to the extent they are reasonably collectible by us.

Disaggregation of Total Income

Our total income by category for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Transaction income	$102,599,194	$93,498,598
Income from other services	22,971,247	21,318,037
Total income	$125,570,441	$114,816,635

Within total income, $11,959,044 and $206,860 do not fall under the scope of the Accounting Standards Codification (“ASC”) Topic 310, Receivables, for the years ended December 31, 2022 and 2021, respectively. Such income relates to revenue from contracts with customers and is within the scope of ASC 606.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $4,068,332 and $5,240,919 as of December 31, 2022 and 2021, respectively.

Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), we recognize total revenue straight-line over the duration of the performance obligation. All performance obligations are fully satisfied within one year of receiving payment. Total income to be recognized over the remaining duration of outstanding performance obligations was $1,516,228 as of December 31, 2022. We had no deferred revenue related to ASC Topic 606 as of December 31, 2021.

Concentrations of Total Income

For the year ended December 31, 2022, approximately 14% of total income was earned from one merchant. For the year ended December 31, 2021, there were no merchants that exceeded 10% of total income.

Note 3. Notes Receivable

Our notes receivable comprise outstanding consumer principal and reschedule fees that we reasonably expect to collect from our consumers. As of December 31, 2022 and 2021, Sezzle’s notes receivable, related allowance for uncollectible accounts, and deferred transaction income are recorded within the consolidated balance sheets as follows:

	2022	2021
Notes receivable, gross	$107,650,187	$162,341,675
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)	(11,133,146)
Provision	(29,437,179)	(52,621,682)
Charge-offs, net of recoveries totaling $5,040,041 and $6,153,728, respectively	42,327,901	40,640,655
Total allowance for uncollectible accounts	(10,223,451)	(23,114,173)
Notes receivable, net of allowance	97,426,736	139,227,502
Deferred transaction income	(4,068,332)	(5,240,919)
Notes receivable, net	$93,358,404	$133,986,583

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

We estimate the allowance for uncollectible accounts by segmenting our consumer accounts receivable by the number of days balances are delinquent. Balances that are at least one day past the initial due date are considered delinquent. Balances that are not delinquent are considered current. The principal associated with rescheduled payments are not considered delinquent. We use our judgment to evaluate the allowance for uncollectible accounts based on current economic conditions and historical performance of consumer payments. The historical vintages are grouped into semi-monthly populations for purposes of the allowance assessment. The balances of historical cumulative charge-offs by vintage support the calculation for estimating the allowance for uncollectible accounts for vintages outstanding less than 90 days. We have not changed the methodology for estimating our allowance for uncollectible accounts during the year ended December 31, 2022.

Deferred transaction income is comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive loss. Our notes receivable had a weighted average days outstanding of 34 days, consistent with the prior year’s duration.

The following table summarizes our gross notes receivable and related allowance for uncollectible accounts as of December 31, 2022 and 2021:

	2022			2021
	Gross Receivables	Less Allowance	Net Receivables	Gross Receivables	Less Allowance	Net Receivables
Current	$96,923,113	$(3,348,558)	$93,574,555	$139,024,393	$(7,989,217)	$131,035,176
Days past due:
1–28	5,516,812	(2,146,103)	3,370,709	12,263,154	(5,126,611)	7,136,543
29–56	2,513,755	(2,063,131)	450,624	5,266,164	(4,267,236)	998,928
57–90	2,696,507	(2,665,659)	30,848	5,787,964	(5,731,109)	56,855
Total	$107,650,187	$(10,223,451)	$97,426,736	$162,341,675	$(23,114,173)	$139,227,502

Note 4. Other Receivables

As of December 31, 2022 and 2021, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

	2022	2021
Account reactivation fees receivable, net	$209,734	$1,325,443
Receivables from merchants, net	2,322,976	3,758,656
Other receivables, net	$2,532,710	$5,084,099

Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Any account reactivation fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that we reasonably expect to collect from our consumers.

As of December 31, 2022 and 2021, our account reactivation fees receivable and related allowance for uncollectible accounts are recorded within the consolidated balance sheets as follows:

	2022	2021
Account reactivation fees receivable, gross	$1,190,447	$3,016,514
Less allowance for uncollectible accounts:
Balance at start of period	(1,691,071)	(1,071,588)
Provision	(7,588,253)	(6,128,851)
Charge-offs, net of recoveries totaling $1,252,437 and $1,273,319, respectively	8,298,611	5,509,368
Total allowance for uncollectible accounts	(980,713)	(1,691,071)
Account reactivation fees receivable, net	$209,734	$1,325,443

We maintain the allowance at a level necessary to absorb estimated probable losses on consumer account reactivation fee receivables. Any amounts delinquent after 90 days are charged-off with an offsetting reversal of the allowance for doubtful accounts through the provision for uncollectible accounts. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged off immediately. Payments recovered after the 90 day charge-off period are recognized as a reduction to the allowance for uncollectible accounts in the period the receivable is recovered. We did not change the methodology for estimating our allowance for uncollectible accounts during the year ended December 31, 2022.

Receivables from merchants primarily represent merchant fees receivable for orders settled with our virtual card solution. Such receivables totaled $2,177,028 and $3,738,765 as of December 31, 2022 and 2021, respectively. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice the merchant for the merchant fees due to us. There is no allowance for uncollectible accounts recorded against merchant fees receivable.

Additionally, we had other uncollectible receivables, net, which totaled $145,948 and $19,891 as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we recorded direct write-downs of $1,669,031 and $1,221,001, respectively, related to these other receivables from merchants which are included in transaction expense on the consolidated statements of operations and comprehensive loss.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform. Merchant accounts payable in total were $83,020,739 and $96,516,668 as of December 31, 2022 and 2021, respectively, as disclosed in the consolidated balance sheets.

We offer our merchants an interest bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $66,469,982 and $78,097,910 were recorded within the merchant interest program balance as of December 31, 2022 and 2021, respectively.

Effective August 1, 2022, all deferred payments retained in the program bear interest at a fixed rate of 3.8% on an annual basis, compounding daily. Between March 1, 2022 and July 31, 2022 deferred payments retained in the program bore interest at the Secured Overnight Financing Rate (“SOFR”) plus three percent on an annual basis, compounding daily, and prior to March 1, 2022 the LIBOR daily (3 month) rate plus three percent on an annual basis, compounding daily. The weighted average annual percentage yield and related interest expense was 3.56% and $2,484,997, and 3.22% and $2,314,770 for the years ended December 31, 2022 and 2021, respectively.

Deferred payments are due on demand, up to $250,000 during any seven day period, at the request of the merchant. Any request larger than $250,000 is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to: maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 6. Internally Developed Intangible Assets

As of December 31, 2022 and 2021, internally developed intangible assets, net, consisted of the following:

	2022	2021
Internally developed intangible assets, gross	2,550,420	1,657,637
Less accumulated amortization	(1,227,584)	(747,053)
Internally developed intangible assets, net	$1,322,836	$910,584

Amortization expense relating to internally developed intangible assets was $503,907 and $355,043 for the years ended December 31, 2022 and 2021, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive loss.

Note 7. Long Term Debt

Minnesota Department of Employment and Economic Development Loan

On July 26, 2018, the Minnesota Department of Employment and Economic Development (“DEED”) funded a $250,000 seven-year interest-free loan to us under the State Small Business Credit Initiative Act of 2010 (the “Act”). The Act was created for additional funds to be allocated and dispersed by states that have created programs to increase the amount of capital made available by private lenders to small businesses. The loan proceeds are used for business purposes, primarily start-up costs and working capital needs. The loan may be prepaid in whole or in part at any time without penalty. If more than fifty percent of the ownership interest in Sezzle is transferred during the term of the loan, the loan will be required to be paid in full, along with a penalty in the amount of thirty percent of the original loan amount. The loan matures and is due to be paid back to DEED in June 2025.

Paycheck Protection Program Loan

On June 24, 2021, we repaid our Paycheck Protection Program (“PPP”) loan from the U.S. Small Business Administration (“SBA”) in full, comprising $1,220,332 in principal and $14,779 in accrued interest. The PPP, established as part of the CARES Act, provides loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The PPP loan terms carry an interest rate of 1% and do not include prepayment penalties. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted or the loan has been repaid in full. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Note 8. Line of Credit

We fund our consumer receivables through the use of secured lines of credit. We had an outstanding principal balance on our lines of credit totaling $65,000,000 and $78,800,000 as of December 31, 2022 and 2021, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of December 31, 2022 and 2021, we had pledged $89,797,068 and $149,203,705 of eligible gross notes receivable, respectively, which had carrying values of $84,980,543 and $136,268,535, respectively. We had an unused borrowing capacity of $477,606 and $29,771,561 as of December 31, 2022 and 2021, respectively.

Expenses related to our lines of credit for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Interest expense on utilization	$5,114,727	$1,745,528
Interest expense on unused daily amounts	268,787	560,687
Amortization of debt issuance costs	983,745	689,930
Loss on extinguishment of line of credit	813,806	1,092,679

As of December 31, 2022 and 2021, our lines of credit carried a weighted average interest rate of 16.07% and 5.25%, respectively.

2021 Credit Agreement

On February 10, 2021, we entered into a secured revolving credit facility (the “2021 Credit Agreement”) with Goldman Sachs Bank USA (the “Class A lender”), and Bastion Consumer Funding II LLC and Bastion Funding IV LLC (the “Class B lenders”). The 2021 Credit Agreement originally had a borrowing capacity of up to $250,000,000 and a maturity date of June 12, 2023. Our borrowing base under the 2021 Credit Agreement was originally 90% of pledged, eligible notes receivable, or 85% if the weighted average FICO scores of the pledged receivables fell below 580. Eligible notes receivable were defined as notes receivable from consumers in the United States or Canada that are less than 15 days past due. Effective July 31, 2022, we amended the 2021 Credit Agreement, which reduced the borrowing capacity to $64,287,184 and lowered the borrowing base rate to 70%.

Prior to January 1, 2022, the 2021 Credit Agreement carried an interest rate of 3-month LIBOR plus 3.375% and 3-month LIBOR plus 10.689% with a LIBOR floor rate of 0.25% for funds borrowed from the Class A lender and Class B lenders, respectively. Effective January 1, 2022, we amended our 2021 Credit Agreement to replace references to LIBOR with U.S. Federal Reserve Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262% (collectively, “Adjusted SOFR”). From January 1, 2022 to July 30, 2022, the 2021 Credit Agreement carried an interest rate of Adjusted SOFR plus 3.375% and Adjusted SOFR plus 10.689% with an Adjusted SOFR floor rate of 0.25% for funds borrowed from the Class A lender and Class B lenders, respectively. Effective July 31, 2022, the interest rate increased to Adjusted SOFR plus 4.375% and Adjusted SOFR plus 11.689% for funds borrowed from the Class A lender and Class B lenders, respectively. Interest on borrowings was due on collection dates as specified in the loan agreement, typically every two weeks.

Additionally, any unused daily amounts incurred a facility fee of 0.50% per annum until May 11, 2021. Beginning May 11, 2021, the facility fee rate became variable, dependent on the percentage of the facility utilized. If less than one-third of the facility was used, the rate was 0.65% per annum; if between one-third and two-thirds of the facility was used, the rate was 0.50% per annum; and if more than two-thirds of the facility was used, the rate was 0.35% per annum.

The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, financial covenants, events of default (including upon change of control or upon collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding incurrence or guarantee of additional indebtedness, incurrence of liens, making investments or other restricted payments, acquiring assets or subsidiaries, selling assets, paying dividends or distributions, repurchasing or redeeming capital stock, transacting with affiliates, and engaging in liquidations or mergers, in each case subject to certain exceptions and qualifications. The financial covenants required us to meet financial tests related to tangible net worth, liquidity, and leverage.

In the event of a prepayment due to a broadly marketed and distributed securitization transaction with a party external to the agreement, an exit fee of 0.75% of such prepaid balance was due to the lender upon such transaction. Total cash payments for debt issuance costs related to the 2021 Credit Agreement were $1,697,705. On October 14, 2022, we amended the 2021 Credit Agreement, effectively terminating the agreement, and incurred a loss of $813,806 related to the extinguishment.

2022 Credit Agreement

On October 14, 2022, we entered into a secured revolving credit facility (the “2022 Credit Agreement”) with Bastion Funding IV, LLC and other certain lenders. The 2022 Credit Agreement has a borrowing capacity of up to $100,000,000 and a maturity date of October 14, 2024. The borrowing base is 75% of pledged, eligible notes receivable. The 2022 Credit Agreement carries an interest rate of Adjusted SOFR plus 11.5%, with an Adjusted SOFR floor rate of 1.0%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically every two weeks. We incur an unused facility fee of 0.50% per annum on the difference between the amount outstanding and the maximum borrowing capacity. We were also required to maintain a minimum outstanding balance of $50,000,000 prior to December 31, 2022, and are required to maintain a minimum outstanding balance of $75,000,000 between December 31, 2022 and March 30, 2023. After that, the requirement increases to $80,000,000.

The 2022 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, financial covenants, events of default (including upon change of control or upon collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding incurrence or guarantee of additional indebtedness, incurrence of liens, making investments or other restricted payments, acquiring assets or subsidiaries, selling assets, paying dividends or distributions, repurchasing or redeeming capital stock, transacting with affiliates, engaging in liquidations or mergers, and making changes to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. The financial covenants require us to meet financial tests related to tangible net worth, liquidity, and leverage. Total cash payments for debt issuance costs related to the 2022 Credit Agreement were $1,330,901.

Note 9. Warrant Obligations

On October 14, 2022, in connection with entering into the 2022 Credit Agreement, we issued our lenders warrants to purchase up to 2,075,064 shares of our common stock as consideration for the revolving credit facility. These warrants are exercisable until October 14, 2029 at an exercise price of A$0.49 per share.

In connection with the warrant issuance, we recognized a line of credit commitment asset of $561,719 upon execution of the warrant agreement, valued utilizing the Black-Scholes valuation model. This asset is amortized over the two year term of the credit agreement. As of December 31, 2022, the carrying value of this asset was $501,783 and recorded within other assets on the consolidated balance sheets.

The warrants are denominated in Australian dollars and therefore are not considered indexed to the Company’s stock given our functional currency is the U.S. dollar. Therefore, we have recognized the warrants as a liability on the consolidated balance sheets and revalue the warrants to their fair value as of each reporting date. We valued the warrants as of December 31, 2022 using the Black-Scholes valuation model, using a risk-free interest rate of 3.88%, expected volatility of 115%, and an expected life of 6.8 years, resulting in an estimated fair value of $0.25 per warrant. As of December 31, 2022, the weighted average exercise price for the warrants was $0.33 and their fair market value was $511,295. None of the warrants have been exercised or cancelled.

For the year ended December 31, 2022, we recognized a fair value remeasurement gain of $50,424 within other income on the consolidated statements of operations and comprehensive loss.

Note 10. Income Taxes

The components of loss before taxes for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
United States	$(32,493,098)	$(63,143,175)
International	(5,531,211)	(11,966,772)
Total	$(38,024,309)	$(75,109,947)

The components of income tax expense for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Current tax expense
Federal	$—	$—
Foreign	—	—
State	69,447	58,416
Deferred tax expense
Federal	—	—
Foreign	—	—
State	—	—
Income tax expense	$69,447	$58,416

The components of the net deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,459,247	$17,865,584
Allowance for uncollectible accounts	3,389,435	6,171,512
Equity based compensation	1,322,642	3,273,873
Research and experimental expenditures	216,391	—
Lease liability	17,575	50,408
Startup costs	9,514	10,517
Accruals	458,609	328,154
Nondeductible interest	3,816,974	945,153
Other	365,743	290,029
Total net deferred tax assets	35,056,130	28,935,230
Valuation allowance	(34,868,210)	(28,842,025)
Deferred tax liabilities:
Depreciation and amortization	(168,505)	(36,457)
Equity based compensation	—	(356)
Right-of-use asset	(19,415)	(56,392)
Total net deferred tax liabilities	(187,920)	(93,205)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our provision for income taxes at the federal statutory rate to the reported income tax provision for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Computed "expected" tax benefit	(21.0)%	(21.0)%
State income tax benefit, net of federal tax effect	(2.6)	(2.6)
Nondeductible equity based compensation	9.7	1.2
Other permanent differences	(0.5)	0.3
Change in valuation allowance	15.9	23.5
Foreign rate differentials and other	(1.3)	(1.3)
Income tax expense	0.2%	0.1%

As of December 31, 2022, we had federal, state, and foreign net operating loss carryforwards of approximately $84,234,000, $48,087,000, and $19,120,000, respectively. The federal net operating loss carryforwards that originated after 2017 have an indefinite life and may be used to offset 80% of a future year’s taxable income. The federal net operating loss carryforwards that originated prior to 2018 have expiration dates between 2036 and 2037. The state net operating losses will carryforward for between 15 years and indefinitely and begin to expire in 2031.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. An ownership change under Section 382 has not been determined at this time.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $34,868,210 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized.. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The change in valuation allowance was approximately $6,026,000 and $17,615,000 for the years ended December 31, 2022 and 2021, respectively.

We file income tax returns in the U.S. federal jurisdiction, Brazil, Canada, Germany, India, Lithuania, the Netherlands, and various U.S. states. We do not believe an uncertain tax position exists as of December 31, 2022. Based on our assessment of many factors, including past experience and complex judgements about future events, we do not currently anticipate significant changes in our uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, we recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2022, we had no accrued interest and penalties. Our federal and state tax returns are open for review going back to the 2019 tax year.

Management’s intention is to reinvest foreign earnings into our foreign operations. To date, our various foreign subsidiaries do not have any earnings.

Note 11. Commitments and Contingencies

Merchant Contract Obligations

We have entered into several agreements with third-parties in which we will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of December 31, 2022 and 2021, we had outstanding agreements that stipulate we will commit to spend up to approximately $19.4 million and $35.1 million, respectively, in marketing and advertising spend in future periods. These agreements have remaining contractual terms of two years or less.

Expenses incurred relating to these agreements totaled $17,023,522 and $6,496,361 for the years ended December 31, 2022 and 2021, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive loss.

Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the third party meeting specified criteria, such as achieving implementation benchmarks. As of December 31, 2022 and 2021, we had outstanding agreements that stipulate we may spend approximately $6.1 million and $6.7 million, respectively, in future periods if such criteria are met.

Note 12. Stockholders’ Equity

Repurchase of Common Stock

We retain a portion of vested restricted stock units to cover withholding taxes for employees. As of December 31, 2022, we had withheld 1,088,236 shares at a value totaling $4,072,752. As of December 31, 2021, we had withheld 660,118 shares at a value totaling $3,691,322. We recognize these amounts as treasury stock, at cost, within the consolidated balance sheets as a reduction to stockholders’ equity.

Issuance of Common Stock

On July 14, 2021, we agreed to issue Discover Financial Services LLC $30,000,000 of our common stock at a price of $6.58 per share (A$8.83), which was completed on July 19, 2021. We incurred issuance costs of $2,768 in connection to this sale. The proceeds from the sale, net of such issuance costs, are recorded within stockholders’ equity on the consolidated balance sheets.

Note 13. Equity Based Compensation

We issue incentive and non-qualified stock options, restricted stock units, and restricted stock awards to employees and non-employees with vesting requirements varying from six months to four years. We utilize the Black-Scholes valuation model for valuing stock option issuances and the grant date fair value for valuing restricted stock issuances.

Equity based compensation expense, including vesting of restricted stock units, totaled $10,309,535 and $14,161,754 for the years ended December 31, 2022 and 2021, respectively. Equity based compensation expense is recorded within personnel on the consolidated statements of operations and comprehensive loss.

2016 Employee Stock Option Plan

We adopted the 2016 Employee Stock Option Plan on January 16, 2016. The number of awards authorized for issuance under the plan was 10,000,000. We had 2,946,077 and 5,659,017 options issued and outstanding under the plan as of December 31, 2022 and 2021, respectively. We had no restricted stock awards issued and outstanding as of December 31, 2022, and 38,888 restricted stock awards issued and outstanding as of December 31, 2021. During the years ended December 31, 2022 and 2021, 2,658,774 and 889,320 options were exercised into 2,633,551 and 888,815 shares of common stock, respectively. Differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2019 Equity Incentive Plan

We adopted the 2019 Equity Incentive Plan on June 25, 2019. The number of awards authorized for issuance under the plan was 26,000,000. We had 8,092,375 and 15,102,771 options issued and outstanding as of December 31, 2022 and 2021, respectively; and 200,625 and 1,467,292 restricted stock units issued and outstanding as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, 457,552 and 835,684 options were exercised into 395,929 and 794,582 shares of common stock, respectively. Differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2021 Equity Incentive Plan

We adopted the 2021 Equity Incentive Plan on June 15, 2021. The number of awards authorized for issuance under the plan is 33,169,237. As of December 31, 2022 and 2021, we had 234,167 and 433,980 options issued and outstanding, respectively. We had 12,831,071 and 4,316,959 restricted stock units issued and outstanding as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, no options issued under this plan were exercised into shares of common stock.

The following tables summarize the options issued, outstanding, and exercisable under our equity based compensation plans as of December 31, 2022 and 2021:

	For the year ended December 31, 2022
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	21,195,768	$1.74	$23,079,520	7.76
Granted	395,313	0.73	—	—
Exercised	(3,029,480)	0.16	2,383,405	—
Canceled	(7,288,982)	2.59	—	—
Outstanding, end of year	11,272,619	1.56	686,035	6.14
Exercisable, end of year	9,656,457	1.30	685,914	5.89
Expected to vest, end of year	1,616,162	$3.10	$121	7.61

	For the year ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	24,515,544	$1.34	$84,731,639	8.65
Granted	1,922,480	6.29	—	—
Exercised	(1,683,397)	0.71	8,329,397	—
Canceled	(3,558,859)	2.37	—	—
Outstanding, end of year	21,195,768	1.74	23,079,520	7.76
Exercisable, end of year	11,137,578	1.02	16,036,993	7.05
Expected to vest, end of year	10,058,190	$2.55	$7,042,527	8.55

The following table represents the assumptions used for estimating the fair values of stock options granted to our employees, contractors, and non-employees under the Black-Scholes valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

	2022	2021
Risk-free interest rate	3.46%–3.91%	0.65%–1.07%
Expected volatility	115.75%–116.01%	87.39%–90.89%
Expected life (in years)	6.00	6.00
Weighted average estimated fair value of options granted	$0.73	$4.95

Restricted stock award and restricted stock unit transactions during the years ended December 31, 2022 and 2021 are summarized as follows:

	For the year ended December 31, 2022		For the year ended December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	5,823,139	$4.22	2,833,743	$3.37
Granted	15,213,789	0.59	4,733,804	4.64
Vested	(1,388,421)	3.81	(1,686,349)	4.19
Forfeited or surrendered	(6,616,811)	2.74	(58,059)	6.25
Unvested shares, end of year	13,031,696	$0.79	5,823,139	$4.22

During the year ended December 31, 2022, employees and non-employees received restricted stock units totaling 15,213,789. Vesting of restricted stock units and restricted stock awards totaled 1,349,533 and 38,888, respectively. The shares underlying the restricted stock units granted in 2022 were assigned a weighted average fair value of $0.59 per share, for a total value of $8,976,136. The restricted stock issuances are scheduled to vest over a range of one to four years.

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

As of December 31, 2022, the total compensation cost related to non-vested awards not yet recognized is $9,984,655 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.0 years.

As of December 31, 2021, the total compensation cost related to non-vested awards not yet recognized is $27,266,222 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.7 years.

Note 14. Short and Long–Term Incentive Plans

Short-Term Incentive Plan

During 2021, we determined the final compensation amounts for our 2020 short-term incentive plan and issued restricted stock units valued at $1,996,779 as compensation to eligible employees, recorded as a reclassification from accrued liabilities to stockholders’ equity. We did not have an accrual for the short-term incentive program as of December 31, 2022 or December 31, 2021.

Long-Term Incentive Plan

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

The following table represents the assumptions used for estimating the fair values of stock options granted to executives for the year ended December 31, 2021 under our long-term incentive program using the Monte Carlo Simulation valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

2021
Risk-free interest rate	1.62%
Expected volatility	87.40%
Expected life (in years)	5.81
Weighted average estimated fair value of options granted	$3.06

On June 10, 2021, we also received shareholder approval to grant the long-term incentive plan awards to executive board members in the form of performance-based restricted stock units. Upon the approval, we reclassified the award from other long-term liabilities to stockholders’ equity. The total fair value reclassified from liability to stockholders’ equity for these awards totaled $8,580,123.

Total expense recognized related to compensation under the long-term incentive program was $4,269,967 for the year ended December 31, 2021. During the year ended December 31, 2022 we recorded $1,070,543 of equity based compensation expense related to the long-term incentive plan, offset by expense reversals totaling ($1,244,999) resulting from awards that were forfeit prior to the vesting service condition being met.

Note 15. Employee Benefit Plan

During the years ended December 31, 2022 and 2021, we sponsored a defined contribution 401(k) plan for eligible U.S. employees. Participants in the plan can elect to defer a portion of their eligible compensation, on a pre- or post-tax basis, subject to annual statutory contribution limits. Additionally, in 2021 we began sponsoring a defined contribution Registered Retirement Savings Plan (“RRSP”) for eligible Canadian employees. Participants in the RRSP can elect to defer a portion of their eligible compensation on a pre-tax basis, subject to annual statutory contribution limits. Assets under both plans are held separately from ours in funds under the control of a third-party trustee.

Effective July 1, 2021, we began matching up to six percent of employee contributions under both plans. During the years ended December 31, 2022 and 2021, we incurred expenses of $1,455,004 and $588,612, respectively, related to matching contributions.

Note 16. Reimbursement of Merger-Related Costs

On July 11, 2022, we entered into a Termination Agreement (the “Termination Agreement”) with Zip Co Limited (“Zip”) to terminate the Agreement and Plan of Merger, dated February 28, 2022 (the “Merger Agreement”), by and among us, Zip, and Miyagi Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Zip (“Merger Sub”). Pursuant to the Termination Agreement, among other things, on July 12, 2022, we received $11,000,000 from Zip for reimbursement of internal and external merger-related costs, the Merger Agreement and other Transaction Agreements (including the Parent Support Agreements and the Company Support Agreements, each as defined in the Merger Agreement) were terminated by mutual consent of us and Zip. As part of the Termination Agreement, we and Zip also released each other from certain claims related to or arising out of the Merger Agreement and related transactions, none of which impacted the consolidated financial statements.

Note 17. Net Loss Per Share

The computation for basic net loss per share is established by dividing net losses for the period by the weighted average shares outstanding during the reporting period, including repurchases carried as treasury stock. Diluted net loss per share is computed in a similar manner, with the weighted average shares outstanding increasing from the assumed exercise of employee stock options (including options classified as liabilities) and assumed vesting of restricted stock units (if dilutive). Given we are in a loss position, the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact on the calculation of diluted net loss per share and, accordingly, diluted and basic net loss per share were equal for the years ended December 31, 2022 and 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, their respective ages as of February 28, 2023, and certain other information are as follows:

Name	Age	Director Since	Position	Committee Membership
Charles Youakim	46	2016	Co-Founder, Executive Chairman, and Chief Executive Officer	—
Paul Paradis	39	2018	Co-Founder, Executive Director, and President	—
Paul Lahiff	70	2019	Independent Non-Executive Director	Audit and Risk Committee (Chair), Remuneration and Nomination Committee (Chair)
Kathleen Pierce-Gilmore	45	2019	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)
Paul Purcell	48	2019	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)
Mike Cutter	57	2020	Independent Non-Executive Director	Audit and Risk Committee (Member), Remuneration and Nomination Committee (Member)

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

Paul Paradis

Mr. Paradis co-founded Sezzle and has served as a member of our board of directors since May 2018. Mr. Paradis has served as President since July 2020 and, prior to serving as President, Mr. Paradis was our Chief Revenue Officer starting in May 2016. Mr. Paradis has extensive experience in sales and marketing. He began his career in sales with the Minnesota Timberwolves. He left the Timberwolves to attain his MBA from the Carlson School of Management at the University of Minnesota, where he focused on marketing and strategy. After graduating from the Carlson School of Management, Mr. Paradis spent six years leading sales and marketing at Dashe & Thomson and the Abreon Group, boutique management consultancies focused on IT transformation adoption. Mr. Paradis left the Abreon Group in 2016 when he co-founded Sezzle. At Sezzle, Mr. Paradis oversees sales, account management, strategic partnerships, and customer and merchant support.

Mr. Paradis has a Bachelor of Arts in Political Science from Davidson College and an MBA from the University of Minnesota. Mr. Paradis does not currently hold any other directorships. We believe Mr. Paradis is well-qualified to serve as a member of our board of directors due to his experience from serving as co-founder and President at Sezzle, in addition to his experience in IT transformation.

Paul Lahiff

Mr. Lahiff has served as a member of our board of directors since May 2019. Mr. Lahiff was previously Chief Executive Officer of Mortgage Choice and prior to that, Chief Executive Officer of Permanent Trustee and Heritage Bank. He previously held roles on the boards of directors with Sunsuper, Thorn Group, New Payments Platform Australia, RFi, Cuscal and Cancer Council NSW. Mr. Lahiff holds a Bachelor of Agricultural Science from the University of Sydney and is a graduate of the Australian Institute of Company Directors. Mr. Lahiff is a Non-Executive Director of AUB Holdings and the Chairman of Harmoney, NESS Superannuation, and UBank. We believe Mr. Lahiff is well-qualified to serve as a member of our board of directors due to his senior management experience and prior and other director roles.

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

Paul M. Purcell

Mr. Purcell has served as a member of our board of directors since April 2019. Mr. Purcell has invested in financial services companies (public and private markets) for over 20 years. He retains a specific specialization in emerging financial innovation as well as non-bank financial services. He has been the Chief Investment Officer of Jupiter Management since January 1, 2019 and prior to assuming that position led the sourcing and origination of investments at Continental Investors since 1999. Mr. Purcell is a frequent panelist at industry conferences and has published several articles on the trends and developments in the emerging commerce and financial services marketplaces.

Before joining Continental Investors, Mr. Purcell was a co-founder of Continental Advisors, a manager of two sector-based hedge funds. He was also Manager of Internet Marketing at the Chicago Board Options Exchange (CBOE).

Mr. Purcell is a graduate of the University of San Diego where he is a member of the Board of Trustees. He currently serves on the board of directors of AeroPay, GigWage, Prizeout, thedrop.com, Winestyr, CarHop, and What’s Next Media. We believe Mr. Purcell is well-qualified to serve as a member of our board of directors due to his various experiences in financial services industry and his service as a director at numerous companies.

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

In addition to his role with Sezzle, Mr. Cutter is currently a director for Pepper Money Australia New Zealand, the Chair of Arteva Premium Funding, the Chair of Panthera Finance, a Board Advisor to Revolut Australia and serves as a Director for Kadre Consulting. Mr. Cutter has a Bachelor of Science (Hons) from Hertfordshire University. We believe Mr. Cutter is well-qualified to serve as a member of our board of directors due to his experiences in the financial services industry across varied geographical locations.

Our executive officers, other than Charles Youakim and Paul Paradis, and their respective ages as of February 28, 2023 are as follows:

Name	Age	Position
Karen Hartje	65	Chief Financial Officer
Josh Bodhe	34	Chief Technology Officer
Amin Sabzivand	34	Senior Vice President - Product

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

Josh Bohde

Mr. Bohde has served as our Chief Technology Officer since August 2022. In this role, Mr. Bohde leads the engineering team and is responsible for the technology strategy that supports Sezzle’s existing and future products. He previously served as an Engineering Manager, Director of Engineering & Vice President of Engineering at Sezzle since November 2018 where he managed the Infrastructure & Security teams. Prior to joining Sezzle, Mr. Bohde held senior engineering leadership positions at Reconfigure.io and Curb, Inc.

Amin Sabzivand

Mr. Sabzivand has served as our Senior Vice President of Product since March 2021. In this role, Mr. Sabzivand leads the Product team and coordinates across internal stakeholders on product development. He is responsible for defining our product strategies, objectives, goals and execution. He previously served as Head of Data at Sezzle, where he designed machine-learning algorithms to be used in credit-risk and fraud detection models. He also designed numerous business analytics tools and key performance indicator reports for internal stakeholders. Mr. Sabzivand received two Master's degrees in Engineering Management and Financial Mathematics from the University of Minnesota and also worked within the University of Minnesota Mathematics department prior to joining Sezzle.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. The SEC has designated specific due dates for these reports and we must identify in this Form 10-K those persons who did not file these reports when due. We assist our directors and officers by completing and filing reports on their behalf. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following:

•One report on Form 4 was filed late for each of Candice Ciresi, Killian Brackey and Justin Krause on May 16, 2022. In each case, the Form 4 disclosed a single transaction involving the issuance of RSUs on May 1, 2022.

The delinquencies reported under this heading were the result of COVID-19-related challenges on the Company’s Section 16 compliance team on the applicable filing dates.

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our Executive Chairman and Chief Executive Officer, Charles Youakim, and our two most highly compensated executive officers (other than our Executive Chairman and Chief Executive Officer), Paul Paradis, our Executive Director and President, and Karen Hartje, our Chief Financial Officer, for our fiscal year ended December 31, 2022. These executives are collectively referred to in this “Executive Compensation” section as our named executive officers. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section or a Pay Versus Performance section, and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The following table sets forth the compensation paid to, received by, or earned during each of fiscal year 2022 and 2021 by each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Stock awards(1)(2)		Option awards	Nonequity incentive plan compensation	All other compensation(4)	Total ($)
Charles Youakim, Executive Chairman and Chief Executive Officer	2022	$250,000	$—	$—		$—	$—	$56,687	$306,687
	2021	250,000	—	5,941,116	(3)	—	—	—	$6,191,116
Paul Paradis, Executive Director and President	2022	266,347	—	—		—	—	5,990	272,337
	2021	250,000	—	5,939,589	(3)	—	—	3,106	6,192,695
Karen Hartje, Chief Financial Officer	2022	266,347	—	—		—	—	16,670	283,017
	2021	250,000	—	125,413		—	—	8,357	383,770

(1)Amounts reported represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) granted under the 2019 Equity Incentive Plan or 2021 Equity Incentive Plan, as applicable, disregarding the effects of estimated forfeitures. For assumptions used in valuing the RSUs, please see Note 13 & 14 to the consolidated financial statements included elsewhere in this report.
(2)For Messrs. Youakim and Paradis, amounts reported primarily represent the grant date fair value of PRSUs issued as part of the Company’s Long-Term Incentive Plan, computed in accordance with FASB ASC Topic 718 and based on the following assumptions: risk-free interest rate of 0.10%; expected volatility of 87.4%; expected term of 1.56 years; expected dividend rate of 0% and the probable achievement of the underlying performance goal at the time of grant. Under FASB ASC Topic 718, the vesting condition related to the LTIP PRSUs is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the named executive officers that could be calculated and disclosed based on achievement of the underlying market condition. The amounts reported in this column for non-LTIP awards, if any, reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the applicable officer upon the sale of any of the underlying shares of common stock
(3)As described in more detail below, the LTIP Options granted to Messrs. Youakim and Paradis in 2020 to purchase 1,171,875 shares of common stock were rescinded in order to provide stockholders with the ability to approve the awards in accordance with ASX listing standards. At the Company’s June 11, 2021 annual meeting (the “2021 Annual Meeting”), stockholders approved the issuance of up to 1,500,000 PRSUs to each of Messrs. Youakim and Paradis. After shareholder approval the Company issued 1,262,993 PRSUs to each of Messrs. Youakim and Paradis. The PRSUs are intended to replicate the performance conditions of the LTIP Options and are reported under the “Stock awards” column of this table.
(4)Amounts reported partially reflect the value of matching contributions made by the Company in 2021 and 2022 under its 401(k) retirement plan. Amounts also reflect the payment by the Company of an aggregate of $56,037 to Messr. Youakim, reflecting legal fees (and associated tax gross-ups) attributable to counsel provided to him in his personal capacity in relation to the Company’s merger negotiations with ZipCo Limited in the first half of 2022. Although reported in this column as compensation paid to Messr. Youakim, the Company considers the cost of these services to be a business expense and not a personal benefit to Messr. Youakim.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy and Structure

Our performance depends upon our ability to attract and retain executives and directors. To prosper, we must attract, motivate and retain these highly skilled individuals. To that end, we embrace the following principles in our compensation framework:

•Offer competitive rewards to attract high caliber executives;
•Clear alignment of compensation with strategic objectives;
•Focus on creating sustainable value for all of our stakeholders;
•Merit-based compensation across a diverse workforce; and
•Ensure total compensation is competitive by market standards.

Our remuneration and nominating committee is responsible, in part, for reviewing and making recommendations for our executive directors, non-executive directors, executive officers, and employee base. The remuneration and nomination committee assesses the appropriateness of the nature and amount of compensation for these individuals on a periodic basis by reference to relevant market conditions within the overall objective of ensuring maximum stakeholder benefit from the retention of high-quality directors, executives, and employees. In 2022, we engaged FW Cook as a compensation consultant to review current compensation for directors and senior executives, benchmark the same against industry peers, and make recommendations for appropriate adjustments to salary, short-term and long-term equity-based compensation plans. Following consultation with senior executives, the compensation consultant made a presentation to the remuneration and nominating committee, which subsequently was approved in substantially the form proposed.

Our Board believes the compensation framework to be appropriate and effective in attracting and retaining the best executives and directors to operate and manage the Company.

The executive and director compensation framework is designed to support our reward philosophies and to underpin our growth strategy and is based on the following:

•Base Salary
•Short-Term Incentive Plan
•Long-Term Incentive Plan

Base Salary

The initial base salaries of our named executive officers were set forth in their respective employment agreements and have been periodically reviewed by the Remuneration and Nomination Committee. For 2021, each of our named executive officers had a base salary of $250,000 per year. During May 2022, the salaries for Paul Paradis and Karen Hartje were each increased to $275,000 per year. The actual amounts paid as base salaries to each named executive officer for 2021 and 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

Short-Term Incentive Plan (“STIP”)

Our named executive officers are eligible to participate in our STIP, which provides an annual bonus opportunity based on a combination of a Company Performance Score (“CPS”) and individual performance. For 2020, CPS was determined by the Remuneration and Nomination Committee based on Company performance within four weighted categories: growth (50%), stakeholder satisfaction (20%), optimization (15%), and innovation (15%). After evaluating applicable metrics within these categories, including revenue, UMS, Active Consumers, stakeholder satisfaction and Net Transaction Margin, the Remuneration and Nomination Committee determined the CPS to be 78.6. The Remuneration and Nomination Committee then evaluated individual performance for each of our named executive officers and determined the STIP bonus amounts for 2020.

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

The Remuneration and Nomination Committee has determined that the relevant Company performance metrics for the STIP were not met in either 2021 or 2022; therefore no STIP awards for those periods were granted.

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

The Remuneration and Nomination Committee has determined that the relevant Company performance metrics for the LTIP were not met in 2021 and 2022; therefore no portion of LTIP awards will become vested for those periods.

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

Employee and Retirement Benefits and Perquisites

We currently provide our named executive officers with the same broad-based health and welfare benefits, including health, vision and dental insurance, which are available to our U.S.-based full-time employees. In addition, we maintain a 401(k) retirement plan for our U.S.-based full-time employees and a Registered Retirement Savings Plan (“RRSP”) for our Canada-based full-time employees, under which we may make discretionary matching and/or profit-sharing contributions. Other than the 401(k) plan and RRSP, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers. Except as described in the footnotes to the Summary Compensation Table above, we do not currently provide any perquisites to our named executive officers. The actual amounts of 401(k) retirement plan matching contributions paid to each named executive officer for 2021 and 2022 are set forth above in the Summary Compensation Table in the column entitled “All other compensation.”

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth information regarding outstanding option awards and unvested stock awards held by each of the named executive officers on December 31, 2022.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Charles Youakim	427,083	72,917	—	0.84	(1)	July 26, 2029	—	—	—	(4)	—
Paul Paradis	427,083	72,917	—	0.84	(1)	July 26, 2029	—	—	—	(4)	—
Karen Hartje	427,083	72,917	—	0.84	(1)	July 26, 2029	—	—	—		—
	1,735,000	—	—	0.05	(2)	August 25, 2028	—	—	—		—
	390,625	—	—	1.37	(3)	January 1, 2030	—	—	—		—
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
(3)Reflects LTIP Options that vest based on the satisfaction of both a time and performance-based vesting condition over a three-year period ending December 31, 2022. Please see “Long-Term Incentive Plan (“LTIP”)” for additional detail regarding the comparative TSR performance vesting condition. Exercise price amounts were converted from AUD to U.S. Dollars using a conversion rate of A$1.53 to $1.00, representing the exchange rate on the May 22, 2020 grant date. The vesting conditions were not met for 2021 or 2022; accordingly 781,250 options are unearned and will never vest or become exercisable.
(4)Reflects the LTIP PRSU grants. The Remuneration and Nomination Committee has determined that the relevant performance metrics for the LTIP PRSUs were not met in 2021 or 2022, and therefore no LTIP PRSUs vested or will become earned.

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

Equity Plans

For information about the number of shares authorized for issuance and outstanding under each of our equity plans as of December 31, 2021 and 2022, please see Note 13. Equity Based Compensation on the accompanying notes to our consolidated financial statements.

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

2019 Equity Incentive Plan

On June 24, 2019, the board of directors adopted, and on June 1, 2020 our stockholders amended, the Sezzle Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). The 2019 Equity Incentive Plan permits the grant of incentive stock options to our employees and the grant of stock options, stock appreciation rights, restricted stock or restricted CDI awards, restricted stock units, dividend equivalent rights, and performance awards to our employees, directors, and consultants. Subject to adjustment, the maximum number of shares of common stock and CDIs that may be granted under the 2019 Equity Incentive Plan is 26,000,000. Shares of common stock and CDIs underlying awards that terminate, expire, are surrendered or lapse for any reason will become available for subsequent awards under the 2019 Equity Incentive Plan. This summary is not a complete description of all provisions of the 2019 Equity Incentive Plan and is qualified in its entirety by reference to the 2019 Equity Incentive Plan.

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

We have entered into an individual appointment letter or agreement with each of our non-executive directors. Unless otherwise provided in such letter or agreement, our compensation structure for non-executive directors is to provide annual compensation in an amount equal to $42,013 for serving as a member of the board of directors, $14,006 for serving as either the Chair of the Remuneration and Nomination Committee or the Chair of the Audit and Risk Committee, and $7,003 for serving as a member of the Remuneration and Nomination Committee or the Audit and Risk Committee (using a conversion rate of A$1.43 to $1.00). Annual fees may be paid in cash or through grants of stock options, at the discretion of the non-executive director. Pursuant to his individual director agreement, Mr. Purcell received a restricted stock grant in respect of 350,000 shares in 2019 and did not receive the annual fee for serving as a member of the board of directors in 2022.

Each non-executive director also served on a special Mergers & Acquisitions Committee during 2022, for which the Chair of the committee was paid $29,392 and each Committee member was paid $14,696 (using a conversion rate of A$1.36 to $1.00).

The fees earned by the non-executive directors for the year ended December 31, 2022 are as set forth below:

Director Compensation

Name	Fees earned or paid in cash(1)	Stock awards(2)(3)	Option awards(3)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation(4)	Total
Mike Cutter	$70,714	$—	$—	$—	$—	$9,457	$80,171
Paul Lahiff	84,938	—	—	—	—	9,054	93,992
Kathleen Pierce-Gilmore	70,714	—	—	—	—	1,373	72,087
Paul Purcell	42,134	—	—	—	—	1,197	43,331
(1)Amounts converted from Australian dollars to U.S. dollars using a conversion rate of A$1.43 to $1.00, representing the average weighted exchange rate during the year ended December 31, 2022.
(2)As of December 31, 2022, Mr. Purcell held 350,000 shares of restricted stock indirectly via Continental Investment Partners, LLC. Mr. Purcell is a manager of Continental Investment Partners, LLC.
(3)As of December 31, 2022, our non-executive directors (apart from Mr. Purcell) had stock options outstanding with respect to the following number of shares: Mr. Cutter – 250,000; Mr. Lahiff – 200,000; and Ms. Pierce-Gilmore – 97,222. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the director upon the sale of any of the underlying shares of common stock.
(4)Amounts represent costs incurred by the Directors and reimbursed by the Company for Company-related travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2023, information regarding beneficial ownership of shares of our common stock, including common stock held through CDIs, by the following:

•each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;
•each of our directors;
•each of our Named Executive Officers; and
•all current directors and executive officers, as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable by April 29, 2023. The officers, directors and principal stockholders supplied the information for this table. Except as otherwise indicated, we believe that the beneficial owners of the CDIs and common stock listed below, based on the information given to us by each of them, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 208,267,933 shares of our common stock, or common stock equivalent CDIs, outstanding on February 15, 2023. Unless otherwise indicated, we deem shares subject to options that are exercisable by April 29, 2023 to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person. CDIs represent one share of our common stock.

Unless otherwise indicated on the table, the address of each of the individuals named below is: c/o Sezzle Inc., 251 1st Ave N, Suite 200, Minneapolis, MN 55401, USA.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Stockholders
HSBC Custody Nominees (Australia) Limited(1)	79,062,476	37.96%

Directors and Executive Officers
Mike Cutter(2)	250,000	*
Karen Hartje(3)	2,621,787	1.24%
Paul Lahiff(4)	250,000	*
Paul Paradis(5)	10,478,193	5.02%
Kathleen Pierce-Gilmore(6)	350,000	*
Paul Purcell(7)	9,739,407	4.68%
Charles Youakim(8)	88,837,733	42.56%
All directors and executive officers	112,527,120	52.99%

*     Less than 1.0%
(1)74,936,393 of Mr. Charles Youakim’s shares are held of record through HSBC Custody Nominees (Australia) Limited, who is noted as a substantial shareholder of the Company and may be deemed a beneficial owner of the shares listed above. Please see Note 8 for more detail.
(2)Shares include options to purchase 250,000 shares of common stock.
(3)Shares include options to purchase 2,594,375 shares of common stock.
(4)Shares include options to purchase 200,000 shares of common stock.
(5)Shares include options to purchase 468,750 shares of common stock.
(6)Shares include options to purchase 97,222 shares of common stock.
(7)All shares are owned by Continental Investment Partners, LLC. Mr. Purcell may be deemed to beneficially own such shares as a manager of Continental Investment Partners, LLC.
(8)Shares include 88,368,983 shares held by Mr. Youakim directly or through related entities (over which Mr. Youakim retains dispositive control) and family trusts. In addition, shares include options to purchase 468,750 shares of common stock.

Equity Compensation Plan Information

Each of our 2016 Employee Stock Option Plan (the “2016 Plan”), our 2019 Equity Incentive Plan (as amended, the “2019 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”) were approved by our stockholders in due course. The following table sets forth aggregated information with respect to the 2016 Plan, the 2019 Plan and the 2021 Plan as of December 31, 2022:

Plan Category	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	24,304,315	(1)	$1.56	(2)	19,605,101	(3)
Equity compensation plans not approved by security holders	None		N/A		None
Total	24,304,315		$1.74		19,605,101
(1)Includes 2,946,077 shares issuable upon exercise of outstanding options under the 2016 Plan. Includes 8,092,375 shares issuable upon exercise of outstanding options and 200,625 shares issuable upon the vesting and settlement of outstanding RSUs under the 2019 Plan. Includes 234,167 shares issuable upon exercise of outstanding options and 12,831,071 shares issuable upon the vesting and settlement of outstanding RSUs under the 2021 Plan. As disclosed elsewhere in this Form 10-K, as of December 31, 2022 the vesting conditions applicable to 2021 and 2022 performance years were not met and, accordingly, the applicable portions of awards with respect to LTIP Options and PRSUs will never vest and/or become exercisable.
(2)Reflects the weighted-average exercise price of outstanding options (weighted exclusive of shares to be issued in settlement of outstanding RSUs). There is no exercise price for outstanding RSUs.
(3)Pursuant to the adoption of the 2019 Plan, no more awards may be made under the 2016 Plan. A total of 26,000,000 shares were reserved under the 2019 Plan. A total of 25,000,000 shares were initially reserved under the 2021 Plan, which total is subject to increase on January 1st of each year from 2022 to 2031 by the lesser of (i) 4 percent of the number of shares of stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of stock determined by the Board on or prior to such date for such year.

The material terms of each of the 2016 Plan, the 2019 Plan and the 2021 Plan are set forth in detail in Note 13. Equity Based Compensation within the notes to our consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Nicholas Paradis, the brother of our director and president Paul Paradis, was an employee of the Company throughout 2022. His total compensation for the year ended December 31, 2022, between annual base salary and restricted stock units issued during the year (measured using the grant date fair market value), is approximately $240,000 per year, subject to market fluctuations in the trading price of the stock into which the equity award is to be settled. Further, David Myos, the brother-in-law of our Chairman and Chief Executive Officer Charles Youakim, was an employee of the Company throughout 2022. His total compensation for the year ended December 31, 2022, between annual base salary and restricted stock units issued during the year (measured using the grant date fair market value), is approximately $180,000 per year, subject to market fluctuations in the trading price of the stock into which the equity award is to be settled. The portion of the total compensation described above reflecting annualized compensation is consistent within standard hiring practices with other employees performing similar functions and with similar tenure. The total compensation above also reflects the impact during 2022 of special equity awards issued to a wide-range of eligible employees for retention purposes.

Other than the matters disclosed in the previous paragraph, and the current employment agreements between us and each of our executive officers described in the “Executive Compensation” section of this report, there are no existing agreements or arrangements and there are no currently proposed transactions in which we were, or will be, a participant, in which the amount involved exceeded or will exceed the lesser of $120,000 and the average of one percent of our assets as of the end of the last two fiscal years, and in which any current director, executive officer, beneficial owner of more than 5% of our shares of common stock, or entities affiliated with them, had or will have a material interest.

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

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. Each indemnification agreement provides that, subject to certain exceptions and limitations set forth therein, we will indemnify and advance certain expenses to the director or executive officer to the fullest extent, and only to the extent, permitted by applicable law in effect as of the date of the agreement and to such greater extent as applicable law may thereafter from time to time permit. The form of indemnification agreement is attached hereto as Exhibit 10.8.

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

Board Leadership

The Chairman of the Board is Charlie Youakim, who is not an independent director and is also the Chief Executive Officer of Sezzle. Our Board believes that we are best served at this stage of our growth and operations for the founding shareholder to be the Chairman. While the Chairman and CEO are held by the same person, we maintain a majority of independence with 4 out of 6 directors being independent and who provide appropriate oversight of the CEO’s performance and functioning. Mr. Youakim is not a member of either the Audit and Risk Committee or the Remuneration and Nomination Committee.

Board Committees

Our board of directors has established a remuneration and nominating committee and an audit and risk committee, each of which operates pursuant to a committee charter, available in each case at https://investors.sezzle.com/leadership-and-governance. Both committees are comprised of Mr. Lahiff, Ms. Pierce-Gilmore, Mr. Purcell and Mr. Cutter, each of whom the board has determined is independent under the definitions of independence prescribed by Nasdaq and the SEC. Further, our board of directors has determined that each member of our audit and risk committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. Our board of directors has determined that Mr. Purcell is an “audit committee financial expert” within the meaning of the SEC regulations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees for professional audit services and other services rendered to us by Baker Tilly US, LLP for our years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees(1)	$673,337	$766,384
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$673,337	$766,384

(1)“Audit Fees” consisted of fees for professional services provided in connection with the audit of our consolidated financial statements, quarterly reviews of interim condensed consolidated financial statements, and related administrative fees.

Auditor Independence

During the year ended December 31, 2022, there were no other professional services provided by Baker Tilly US, LLP that would have required our Audit Committee to consider their compatibility with maintaining the independence of our auditors.

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

All fees paid to Baker Tilly US, LLP for the years ended December 31, 2022 and 2021 were pre-approved by our Audit Committee.

Report of the Audit Committee

In connection with the Audit Committee’s responsibilities set forth in its charter, the Audit Committee has:

•Reviewed and discussed the audited financial statements for the year ended December 31, 2022 with management and Baker Tilly US, LLP, the Company’s independent auditors;
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

Based on the Audit Committee’s review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

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

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/2021
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/2021
4.1	Description of Capital Stock	10-K	000-56267	3/30/2022
10.1	Termination Agreement, dated July 11, 2022, by and among Sezzle Inc., Zip Co Limited and Miyagi Merger Sub, Inc.	8-K	000-56267	7/12/2022
10.2	Revolving Credit and Security Agreement dated as of October 14, 2022 among Sezzle Funding SPE II, LLC, lenders party thereto and Bastion Funding IV, LLC	8-K	000-56267	8/14/2022
10.3	Pledge and Guaranty Agreement dated as of October 14, 2022 by and between Sezzle Funding SPE II Parent, LLC, and Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/2022
10.4	Limited Guaranty and Indemnity Agreement dated as of October 14, 2022 by Sezzle Inc. for the benefit of Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/2022
10.5	Form of Warrant Agreement	8-K	000-56267	8/14/2022
10.6	Lease Agreement by and between McKesson Building, LLC and Sezzle, Inc., dated November 30, 2019	10-12G/A	000-56267	10/25/2021
10.7	First Amendment to Lease Agreement by and between McKesson Building, LLC and Sezzle, Inc., dated December 16, 2021	10-K	000-56267	3/30/2022
10.8	Form of Indemnification Agreement	8-K	000-56267	2/28/2022
10.9	Form of Director Agreement	10-12G/A	000-56267	10/25/2021
10.10	Employment Agreement between Sezzle Inc. and Charles Youakim, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.11	Employment Agreement between Sezzle Inc. and Paul Paradis, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.12	Employment Agreement between Sezzle Inc. and Karen Hartje, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.13	Sezzle 2016 Employee Stock Option Plan #	10-12G/A	000-56267	10/25/2021
10.14	Sezzle 2019 Equity Incentive Plan #	10-12G	000-56267	4/13/2021
10.15	Sezzle 2021 Equity Incentive Plan #	10-12G/A	000-56267	10/25/2021
10.16	Form of Notice of Option Award #	10-12G	000-56267	4/13/2021
10.17	Form of Notice of RSU Award #	10-12G	000-56267	4/13/2021
10.18	Agreement for B Corporation Certification dated as of March 22, 2021 by and between Sezzle Inc. and B Lab Company	10-12G/A	000-56267	10/25/2021
10.19	Form of Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement	10-12G/A	000-56267	10/25/2021
10.20	Common Stock Purchase Agreement, dated December 22, 2017, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.21	Common Stock Purchase Agreement, dated October 13, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.22	Common Stock Purchase Agreement, dated May 25, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
21.1	Subsidiaries of Registrant				X
23.1	Consent of Baker Tilly LLP, independent registered public accountants				X
24.1	Powers of Attorney (see signature page hereto)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: February 28, 2023	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 28, 2023	By:	/s/ Karen Hartje
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

Signature	Title	Date

/s/ Charles Youakim	Chief Executive Officer and Chairman	February 28, 2023
Charles Youakim	(Principal Executive Officer)

/s/ Karen Hartje	Chief Financial Officer	February 28, 2023
Karen Hartje	(Principal Financial Officer)

/s/ Justin Krause	SVP of Finance and Financial Controller	February 28, 2023
Justin Krause	(Principal Accounting Officer)

/s/ Paul Paradis	President and Executive Director	February 28, 2023
Paul Paradis

/s/ Paul Lahiff	Non-Executive Director	February 28, 2023
Paul Lahiff

/s/ Kathleen Pierce-Gilmore	Non-Executive Director	February 28, 2023
Kathleen Pierce-Gilmore

/s/ Paul Purcell	Non-Executive Director	February 28, 2023
Paul Purcell

/s/ Michael Cutter	Non-Executive Director	February 28, 2023
Michael Cutter

Exhibit 21.1
SEZZLE INC.

Subsidiaries of the Registrant

Name of subsidiary	Jurisdiction of incorporation or organization
Sezzle Canada Corp.	Nova Scotia
Sezzle Funding SPE, LLC	Delaware
Sezzle Funding SPE II, LLC	Delaware
Sezzle Funding SPE II Parent, LLC	Delaware
Sezzle Holdings I, Inc.	Delaware
Sezzle Holdings II, Inc.	Delaware
Sezzle Holdings III B.V.	Netherlands
Sezzle Holdings IV, Inc.	Delaware
Sezzle Holdings V, LLC	Delaware
Sezzle Payments Private Limited	India
Sezzle FinTech Private Limited	India
Sezzle Germany GmbH	Germany
Sezzle Lithuania UAB	Lithuania
Sezzle Brasil Ltda.	Brazil

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-257366) of Sezzle Inc. of our report dated February 28, 2023, relating to the consolidated financial statements, appearing in the Annual Report on Form 10-K for the year ended December 31, 2022.
/s/ Baker Tilly US, LLP
Minneapolis, Minnesota
February 28, 2023

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

Date: February 28, 2023

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

Date: February 28, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 28, 2023

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 28, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer