Form 10-Q
period 2023-03-31
Sezzle Inc.
filed 2023-05-15
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Registrant’s telephone number, including area code: +1 651 504 5294

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Effective May 11, 2023, the issuer performed a 1-for-38 reverse stock split. On a post split basis, total shares of common stock, par value $0.00001 per share, outstanding at May 11, 2023 were 5,613,441.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in the section “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
•our ability to achieve our public benefit purpose and maintain our B Corporation certification; and
•the other factors identified in the “Risk Factors” section of the 2022 Form 10-K.
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described in the section “Risk Factors” included in the 2022 Form 10-K. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-Q and the 2022 Form 10-K are expressly qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the cautionary statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$59,038,722	$68,279,539
Restricted cash, current	1,522,052	1,223,119
Notes receivable	91,032,633	103,581,855
Allowance for credit losses	(6,251,765)	(10,223,451)
Notes receivable, net	84,780,868	93,358,404
Other receivables, net	1,887,944	2,532,710
Prepaid expenses and other current assets	3,744,939	4,737,688
Total current assets	150,974,525	170,131,460
Non-Current Assets
Internally developed intangible assets, net	1,451,673	1,322,836
Property and equipment, net	271,413	281,605
Operating right-of-use assets	43,663	86,715
Restricted cash, non-current	20,000	20,000
Other assets	717,031	733,922
Total Assets	$153,478,305	$172,576,538

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$65,274,028	$83,020,739
Operating lease liabilities	39,963	79,312
Accrued liabilities	7,286,790	10,448,872
Other payables	3,183,212	4,129,371
Deferred revenue	1,636,673	1,516,228
Total current liabilities	77,420,666	99,194,522
Long Term Liabilities
Long term debt	250,000	250,000
Line of credit, net of unamortized debt issuance costs of $1,101,955 and $1,222,525, respectively	58,698,045	63,777,475
Warrant liabilities	931,497	511,295
Other non-current liabilities	2,515,596	—
Total Liabilities	139,815,804	163,733,292

Commitments and Contingencies (see Note 7)

Stockholders' Equity*
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,512,524 and 5,507,108 shares issued, respectively; 5,481,921 and 5,478,470 shares outstanding, respectively	2,084	2,083
Additional paid-in capital	181,445,224	179,054,368
Treasury stock, at cost: 30,603 and 28,638 shares, respectively	(4,101,669)	(4,072,752)
Accumulated other comprehensive loss	(789,782)	(643,974)
Accumulated deficit	(162,893,356)	(165,496,479)
Total Stockholders' Equity	13,662,501	8,843,246
Total Liabilities and Stockholders' Equity	$153,478,305	$172,576,538

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts (excluding shares authorized and par value) have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	For the three months ended March 31,
	2023	2022
Total income	$34,673,431	$27,633,962

Operating Expenses
Personnel	11,573,990	16,379,638
Transaction expense	8,238,586	11,794,369
Third-party technology and data	1,749,176	2,076,314
Marketing, advertising, and tradeshows	3,199,174	5,298,707
General and administrative	2,798,210	7,743,061
Provision for credit losses	1,694,364	10,465,595
Total operating expenses	29,253,500	53,757,684

Operating Income (Loss)	5,419,931	(26,123,722)

Other Income (Expense)
Net interest expense	(3,377,047)	(1,615,339)
Other income (expense), net	113,487	(228,339)
Fair value adjustment on warrants	(420,201)	—
Income (Loss) before taxes	1,736,170	(27,967,400)

Income tax expense	11,624	21,146

Net Income (Loss)	1,724,546	(27,988,546)

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(145,808)	407,986

Total Comprehensive Income (Loss)	$1,578,738	$(27,580,560)

Net income (loss) per share*:
Basic	$0.31	$(5.20)
Diluted	0.31	(5.20)

Weighted-average shares outstanding*:
Basic	5,480,673	5,383,476
Diluted	5,556,830	5,383,476

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2022	5,374,499	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	1,768,718	—	—	—	—	1,768,718
Stock option exercises	16,939	6	82,520	—	—	—	—	82,526
Restricted stock issuances and vesting of awards	19,830	8	949,369	—	—	—	—	949,377
Stock subscriptions receivable related to stock option exercises	35,362	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	18,545	—	—	—	18,545
Repurchase of common stock	(5,733)	(2)	—	—	(303,139)	—	—	(303,141)
Foreign currency translation adjustment	—	—	—	—	—	407,986	—	407,986
Net loss	—	—	—	—	—	—	(27,988,546)	(27,988,546)
Balance at March 31, 2022	5,440,897	$2,069	$171,445,100	$(305,833)	$(3,994,461)	$971,897	$(155,391,269)	$12,727,503

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,148,085	—	—	—	—	2,148,085
Stock option exercises	395	—	750	—	—	—	—	750
Restricted stock issuances and vesting of awards	5,021	2	242,021	—	—	—	—	242,023
Repurchase of common stock	(1,965)	(1)	—	—	(28,917)	—	—	(28,918)
Foreign currency translation adjustment	—	—	—	—	—	(145,808)	—	(145,808)
Net income	—	—	—	—	—	—	1,724,546	1,724,546
Balance at March 31, 2023	5,481,921	$2,084	$181,445,224	$—	$(4,101,669)	$(789,782)	$(162,893,356)	$13,662,501

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2023	2022
Operating Activities:
Net income (loss)	$1,724,546	$(27,988,546)
Adjustments to reconcile net loss to net cash provided from (used for) operating activities:
Depreciation and amortization	200,768	223,967
Provision for credit losses	1,694,364	10,465,595
Provision for other credit losses	516,319	2,514,301
Equity based compensation and restricted stock vested	2,390,108	2,718,095
Amortization of debt issuance costs	173,453	185,602
Fair value adjustment on warrants	420,201	—
Loss on sale of fixed assets	2,174	—
Changes in operating assets and liabilities:
Notes receivable	6,885,554	13,221,231
Other receivables	128,749	444,861
Prepaid expenses and other assets	1,013,216	(180,022)
Merchant accounts payable	(17,748,691)	(1,467,348)
Other payables	(952,451)	1,776,019
Accrued liabilities	(647,194)	5,891,198
Deferred revenue	120,447	—
Operating leases	3,700	4,387
Net Cash (Used for) Provided from Operating Activities	(4,074,737)	7,809,340

Investing Activities:
Purchase of property and equipment	(51,158)	(56,488)
Internally developed intangible asset additions	(270,095)	(317,681)
Net Cash Used for Investing Activities	(321,253)	(374,169)

Financing Activities:
Proceeds from line of credit	11,300,000	—
Payments to line of credit	(16,500,000)	(26,000,000)
Payments of debt issuance costs	(52,883)	—
Proceeds from stock option exercises	750	82,526
Stock subscriptions collected related to stock option exercises	—	18,545
Repurchase of common stock	(28,918)	(303,141)
Net Cash Used for Financing Activities	(5,281,051)	(26,202,070)

Effect of exchange rate changes on cash	735,157	456,896
Net decrease in cash, cash equivalents, and restricted cash	(9,677,041)	(18,766,899)
Cash, cash equivalents, and restricted cash, beginning of period	69,522,658	78,890,168
Cash, cash equivalents, and restricted cash, end of period	$60,580,774	$60,580,165

Supplementary disclosures:
Interest paid	$3,617,351	$1,567,639
Income taxes paid	825	—

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2022 annual consolidated financial statements. The disclosures in Note 3 supplement updates to the accounting policies previously disclosed in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2022. The updates reflect the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Updates (ASU) 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments”, referred to as ASC 326 or, more commonly, referred to as Current Expected Credit Losses (CECL).

Operating results reported for the three months ended March 31, 2023 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2023.

Sezzle Inc. (the “Company”, “Sezzle”, “we”, “us”, or “our”) uses the same accounting policies in preparing quarterly and annual consolidated financial statements. We consolidate the accounts of subsidiaries for which we have a controlling financial interest. The accompanying consolidated financial statements include all the accounts and activity of Sezzle Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

We measure the value of our money market securities at each reporting date. The fair value of our money market securities, totaling $14,211 and $333,158 as of March 31, 2023 and December 31, 2022, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

We also measure the value of our warrant liabilities at each reporting date. The fair value of our warrant liabilities are determined using the Black-Scholes valuation model, which includes our common stock price on the Australian Securities Exchange (ASX), a Level 1 input. The fair value of the warrant liabilities totaled $931,497 and $511,295 as of March 31, 2023 and December 31, 2022, respectively.

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format.

Reverse Stock Split

Our Board of Directors approved a reverse stock split of our issued shares of common stock at a ratio of 1-for-38 (the “Reverse Stock Split”). The Reverse Stock Split became effective on May 11, 2023. All share and per share amounts for all periods presented in these Consolidated Financial Statements and their accompanying notes have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares and the par value remained unaffected.

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
The adoption of this ASU resulted in a decrease in our allowance for credit losses and an increase in retained earnings of approximately $0.9 million. The decrease in our allowance for credit losses was related to the inclusion of future recoveries in our estimate. There was no impact to our net deferred tax asset given the full valuation allowance recorded.

We have updated the presentation of our consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) to conform with the requirements of this ASU. Additionally, we have updated our disclosures in Note 3 of the accompanying notes to the consolidated financial statements to meet the disclosure requirements of this ASU, including information on credit quality indicators and gross charge-offs.

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

Note 2. Total Income

Total income for the three months ended March 31, 2023 and 2022 was $34,673,431 and $27,633,962, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total income is classified into two categories: transaction income and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and consumer related fee income.

We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income on interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed.

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

Disaggregation of Total Income

Our total income by category for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31,
	2023	2022
Transaction income	$25,865,968	$22,863,986
Income from other services	8,807,463	4,769,976
Total income	$34,673,431	$27,633,962

Within total income, $10,441,020 and $105,273 do not fall under the scope of the Accounting Standards Codification (“ASC”) Topic 310, Receivables, for the three months ended March 31, 2023 and 2022, respectively. Such income relates to revenue from contracts with customers and is within the scope of ASC 606.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $3,479,795 and $4,068,332 as of March 31, 2023 and December 31, 2022, respectively.

Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), we recognize total revenue straight-line over the duration of the performance obligation. All performance obligations are fully satisfied within one year of receiving payment. Total income to be recognized over the remaining duration of outstanding performance obligations was $1,636,673 and $1,516,228 as of March 31, 2023 and December 31, 2022, respectively.

Note 3. Notes Receivable and Allowance for Credit Losses

Our notes receivable represent amounts due from consumers for outstanding principal and reschedule fees on installment payment plans made on our platform. Consumers installment payment plans are interest-free, and typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. Our notes receivable are generally due within 42 days.

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which include unpaid principal and reschedule fee balances, adjusted for unearned transaction income, direct loan origination costs, and charge-offs. The amortized cost is adjusted for the allowance for credit losses within notes receivable, net.

As of March 31, 2023, our notes receivable at amortized cost was comprised of the following:

March 31, 2023
Notes receivable, gross	$94,512,428
Deferred transaction income	(3,479,795)
Notes receivable, amortized cost	$91,032,633

The following table summarizes our notes receivable, net, as of December 31, 2022 prior to the adoption of ASU 2016-13:

December 31, 2022
Notes receivable, gross	$107,650,187
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)
Provision	(29,437,179)
Charge-offs, net of recoveries totaling $5,040,041	42,327,901
Total allowance for uncollectible accounts	(10,223,451)
Notes receivable, net of allowance	97,426,736
Deferred transaction income	(4,068,332)
Notes receivable, net	$93,358,404

Deferred transaction income is comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive income (loss). Our notes receivable had a weighted average days outstanding of 34 days, consistent with the prior year’s duration.

We closely monitor credit quality for our notes receivable to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”). We evaluate the credit risk of our portfolio by grouping Prophet Scores into three buckets that range from A to C, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. Receivables assigned “No score” represent consumers who have not placed at least two orders. The Prophet Score model analyzes a variety of risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay. Our risk and fraud team closely monitors the distribution of Prophet Scores for signs of changes in credit risk exposure and portfolio performance. The risk and fraud team also regularly evaluates the integrity of the Prophet Score model and updates it as necessary, but at least annually.

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of March 31, 2023 is as follows:

	March 31, 2023
	Amortized cost basis by year of origination
	2023	2022	Total
A	$37,277,708	$556,002	$37,833,710
B	23,527,210	998,967	24,526,177
C	18,385,600	1,643,973	20,029,573
No score	7,914,684	728,489	8,643,173
Total amortized cost	$87,105,202	$3,927,431	$91,032,633

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of March 31, 2023 is as follows:

March 31, 2023
Current	$83,483,563
1–28 days past due	3,610,029
29–56 days past due	1,633,102
57–90 days past due	2,305,939
Total amortized cost	$91,032,633

The following table summarizes our gross notes receivable and related allowance for uncollectible accounts as of December 31, 2022 prior to the adoption of ASU 2016-13:

	December 31, 2022
	Gross Receivables	Less Allowance	Net Receivables
Current	$96,923,113	$(3,348,558)	$93,574,555
Days past due:
1–28	5,516,812	(2,146,103)	3,370,709
29–56	2,513,755	(2,063,131)	450,624
57–90	2,696,507	(2,665,659)	30,848
Total	$107,650,187	$(10,223,451)	$97,426,736

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income (loss) through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate. Effective January 1, 2023, we adopted accounting guidance which replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. Upon adoption, we decreased our allowance for credit losses and increased retained earnings through a cumulative-effect adjustment.

In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. Roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for purposes of evaluating historical performance and determining the future likelihood of default.

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$10,223,451	$23,114,173
Adoption of Accounting Standards Update No. 2016-13	(878,577)	—
Provision for credit losses	1,694,364	10,465,595
Charge-offs	(6,119,010)	(15,305,982)
Recoveries of charged-off receivables	1,331,537	1,427,547
Balance at end of period	$6,251,765	$19,701,333

Net charge-offs by year of origination for the three months ended March 31, 2023 is as follows:

	2023	2022	2021	2020	2019	Total
Current period gross charge-offs	$(81,932)	$(6,027,430)	$(9,175)	$(473)	$—	$(6,119,010)
Current period recoveries	—	846,255	353,501	98,912	32,869	1,331,537
Current period net charge-offs	$(81,932)	$(5,181,175)	$344,326	$98,439	$32,869	$(4,787,473)

Note 4. Other Receivables

As of March 31, 2023 and December 31, 2022, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	March 31, 2023	December 31, 2022
Account reactivation fees receivable, net	$137,010	$209,734
Receivables from merchants, net	1,750,934	2,322,976
Other receivables, net	$1,887,944	$2,532,710

Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Any account reactivation fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that we reasonably expect to collect from our consumers. As of March 31, 2023 and December 31, 2022, gross account reactivation fees receivable totaled $873,501 and $1,190,447, respectively.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on account reactivation fee receivables from our consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. As of March 31, 2023 and December 31, 2022, the allowance for credit losses on other receivables totaled $736,491 and $980,713, respectively.

The activity in the allowance for credit losses related to account reactivation fees, including the provision for other credit losses, charge-offs, and recoveries for the three months ended March 31, 2023 and 2022 is as follows:

	For the three months ended March 31,
	2023	2022
Balance at beginning of period	$980,713	$1,691,071
Provision for other credit losses	516,319	2,320,268
Charge-offs	(997,683)	(2,543,447)
Recoveries of charged-off receivables	237,142	327,068
Balance at end of period	$736,491	$1,794,960

Receivables from merchants primarily represent merchant fees receivable for orders settled with our virtual card solution. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice the merchant for the merchant fees due to us. There is no allowance for credit losses recorded against merchant fees receivable.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform. Merchant accounts payable in total were $65,274,028 and $83,020,739 as of March 31, 2023 and December 31, 2022, respectively, as disclosed in the consolidated balance sheets.

We offer our merchants an interest bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $51,340,505 and $66,469,982 were recorded within the merchant interest program balance as of March 31, 2023 and December 31, 2022, respectively.

Effective March 20, 2023, all deferred payments retained in the program bear interest at a fixed rate of 5.2% on an annual basis, compounding daily. Prior to that, during 2023 deferred payments retained in the program bore interest at a fixed rate of 3.8% on an annual basis, compounding daily. The weighted average annual percentage yield and related interest expense was 4.04% and $581,120, and 3.19% and $593,576 for the three months ended March 31, 2023 and 2022, respectively.

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

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $59,800,000 and $65,000,000 as of March 31, 2023 and December 31, 2022, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of March 31, 2023 and December 31, 2022, we had pledged $80,387,743 and $89,797,068 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $490,807 and $477,606 as of March 31, 2023 and December 31, 2022, respectively.

Expenses related to our lines of credit for the three months ended March 31, 2023 and 2022 are as follows:

	For the three months ended March 31,
	2023	2022
Interest expense on utilization	$2,760,080	$788,298
Interest expense on unused daily amounts	39,805	82,300
Amortization of debt issuance costs	173,453	185,602

For the three months ended March 31, 2023 and 2022, our lines of credit carried an effective annual interest rate of 17.69% and 4.79%, respectively.

Note 7. Commitments and Contingencies

Merchant Contract Obligations

We have entered into several agreements with third-parties in which we will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of March 31, 2023 and December 31, 2022, we had outstanding agreements that stipulate we will commit to spend up to approximately $16.1 million and $19.4 million, respectively, in marketing and advertising spend in future periods. These agreements have remaining contractual terms of two years or less.

Expenses incurred relating to these agreements totaled $3,061,110 and $4,361,830 for the three months ended March 31, 2023 and 2022, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss).

Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the third party meeting specified criteria, such as achieving implementation benchmarks. As of both March 31, 2023 and December 31, 2022, we had outstanding agreements that stipulate we may spend approximately $6.1 million in future periods if such criteria are met.

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options and assumed vesting of restricted stock units (if dilutive). In periods where we reported a net loss, the diluted net loss per share is the same as basic net loss per share because the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss)	$1,724,546	$(27,988,546)

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,480,673	5,383,476
Diluted shares:
Stock options	67,741	—
Warrants	8,416	—
Weighted-average shares outstanding	5,556,830	5,383,476

Net income (loss) per share:
Basic	$0.31	$(5.20)
Diluted	$0.31	$(5.20)

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 228,281 shares were excluded from the denominator of diluted net income per share for the three months ended March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q and the 2022 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of March 31, 2023, our platform has supported the business growth of 39 thousand Active Merchants while serving 2.8 million Active Consumers. Through our products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—merchants, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. Our core product enables consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 39 times per year based on the transaction activity during the rolling twelve months ended March 31, 2023, although historical transaction activity is not an indication of future results.

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

We believe that we have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, or a merchant processing fee. We pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant processing fees comprised approximately 58% and 81% of our total income for the three months ended March 31, 2023 and 2022, respectively. This decrease is primarily a result of the introduction of Sezzle Premium and other consumer related fees.

Growth and Diversification of Merchants offered on the Sezzle Platform

We depend on continued relationships with our current merchants or merchant partners and on the acquisition of new merchants to maintain and grow our business. As of March 31, 2023, we had 39 thousand Active Merchants on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform.

In addition, investment in sales, co-marketing, and offering of competitively priced merchant fee rates and incentives are critical for us to onboard and retain merchants, as well as grow utilization of the Sezzle Platform. We currently provide our merchants with a toolkit to grow their businesses. Our merchants gain access to our marketing efforts that begin with a launch campaign to introduce new brands to Sezzle consumers. We face intense competitive pressure to bring new larger merchants on to our platform. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks. If we are not able to increase our volumes as predicted, these up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments with certain merchants will impact our results of operations and financial performance.

There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to other service providers, including competitors or in-house offerings. We also face the risk that our key partners could become competitors of our business if such partners are able to determine how we have designed and implemented our model to provide our services. We continue to prioritize our focus on merchant profitability, which has resulted in a slowdown in the growth of our merchant base.

New Products

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2022, we phased-in the introduction of Sezzle Premium, a paid subscription service for consumers to access large, non-integrated “premium merchants” for a monthly or annual fee. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Growth of our Consumer Base

To continue to grow our business, we need to maintain and increase our existing Active Consumer base and introduce new consumers to our platform. We rely heavily on our merchant base to offer our core product to new consumers at the point of sale for online transactions. We continue to provide offerings such as Sezzle Spend, which is a way we can issue rewards to Sezzle accounts for various reasons and often involve promotions to new consumers. As of March 31, 2023, we had 2.8 million Active Consumers on the platform. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 39 times per year based on the transaction activity during the rolling twelve months ended March 31, 2023, although historical transaction activity is not an indication of future results.

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

We absorb the costs of all core product credit losses from our consumers. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions on a go forward basis. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for credit losses and related charge-offs by providing optimal limitations on spending power to qualified consumers. During 2022 we began using a third-party collection agency in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

Maintaining our Capital-Light Strategy

Maintaining our funding strategy and our low cost of capital is important to our ability to grow our business. We have created an efficient funding strategy which, in our view, has allowed us to scale our business and drive rapid growth. The speed with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital. Our funding helps drive our low cost of capital. We primarily rely on revolving credit facilities to fund our receivables over time.

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by such macro-economic conditions as unemployment, interest rates, consumer confidence, economic recessions, downturns or extended periods of uncertainty or volatility, all of which may influence customer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase products by utilizing our services and credit losses may increase as a result of consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is also impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, and the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

International Operations

We operate in the United States and Canada. We are in the process of winding down operations in India and certain countries in Europe, and anticipate to operate solely in the United States and Canada going forward.

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

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$369,812	$450,539	$(80,727)	(17.9)%

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

For the three months ended March 31, 2023 and 2022, UMS totaled $369.8 million and $450.5 million, respectively, which was a decrease of 17.9%. The decrease for the three months ended March 31, 2023 is a result of our strategic shift to focus on profitability over top-line growth, which included tightened credit underwriting and offboarding of unprofitable, low-volume merchants since the prior period.

Active Merchants and Active Consumers

	As of		Change
	March 31, 2023	December 31, 2022	#	%
	(in thousands, except percentages)
Active Merchants	39	42	(3)	(7.6)%
Active Consumers	2,780	2,950	(170)	(5.8)%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of March 31, 2023, we had 39 thousand Active Merchants, a decrease of 7.6% when compared to the 42 thousand Active Merchants as of December 31, 2022, and a decrease of 20.1% when compared to the 49 thousand Active Merchants as of March 31, 2022. There is no minimum required number of transactions to meet the Active Merchant criteria, and the decrease in Active Merchants is largely attributed to low-volume or unprofitable merchants.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of March 31, 2023, we had 2.8 million Active Consumers, a decrease of 5.8% when compared to our 2.9 million Active Consumers as of December 31, 2022, and a decrease of 19.7% when compared to the 3.5 million Active Consumers as of March 31, 2022.

The decrease in Active Merchants and Active Consumers is driven by our prioritization of profitability. We tightened credit underwriting and offboarded unprofitable, low-volume merchants since the prior period, which resulted in a decrease of these metrics.

Components of Results of Operations

Total Income

Our total income is classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and consumer related fee income. We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income on interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive income (loss).

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

Provision for Credit Losses

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized through the provision for credit losses.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Transaction income	$25,866	$22,864	$3,002	13.1%
Income from other services	8,807	4,770	4,037	84.6%
Total income	$34,673	$27,634	$7,039	25.5%

Transaction income for the three months ended March 31, 2023 and 2022 totaled $25.9 million and $22.9 million, respectively, which was an increase of 13.1%. Within transaction income, merchant processing fees totaled $20.0 million and $22.3 million for the three months ended March 31, 2023 and 2022, respectively. Although merchant processing fees decreased slightly period-over-period, they improved relative to the period-over-period decrease in UMS due to increases in merchant processing fees through renegotiation or offboarding of unprofitable, low-volume merchants. Consumer related fees primarily comprised the rest of the increase in transaction income.

Income from other services totaled $8.8 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively, or 25.4% and 17.3% of total income, respectively. The period-over-period increase was primarily driven by Sezzle Premium subscription revenue, which launched in June 2022, offset against decreases in consumer account reactivation and reschedule fees. Consumer account reactivation fees totaled $2.4 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in reactivation fees was driven by the tightening of our credit underwriting, which resulted in fewer consumers becoming delinquent on their orders.

Personnel

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Personnel	$11,574	$16,380	$(4,806)	(29.3)%

Personnel costs decreased by 29.3% to $11.6 million for the three months ended March 31, 2023, from $16.4 million for the three months ended March 31, 2022. Recorded within personnel, equity and incentive–based compensation totaled $2.6 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively, which was a 29.1% decrease. The decrease in personnel costs was a result of our reduced headcount during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 as a result of the workforce reduction we undertook in March 2022.

Transaction Expense

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Payment processing costs	$6,353	$9,328	$(2,975)	(31.9)%
Affiliate and partner fees	1,245	1,289	(44)	(3.4)%
Other transaction expense	641	1,177	(536)	(45.6)%
Transaction expense	$8,239	$11,794	$(3,555)	(30.1)%

Transaction expenses were $8.2 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively.

Payment processing costs were $6.4 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in costs were primarily driven by lower UMS volume in the current period, as well as a larger share of payments using lower-cost ACH instead of card payments when compared to the three months ended March 31, 2022.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $1.2 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

Other costs included in transaction expense were $0.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant support-related costs. The decrease in costs were a result of fewer consumer and merchant support-related costs during the current period.

Third-Party Technology and Data

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Third-party technology and data	$1,749	$2,076	$(327)	(15.8)%

Third-party technology and data costs totaled $1.7 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. These expenses primarily include cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The decrease in expense was a result of our cost-reduction initiative to offboard or downsize non-critical technology platforms where feasible.

Marketing, Advertising, and Tradeshows

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$3,199	$5,299	$(2,100)	(39.6)%

Marketing, advertising, and tradeshow costs decreased to $3.2 million for the three months ended March 31, 2023, compared to $5.3 million for the three months ended March 31, 2022. The decrease in costs were driven by a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners. A decrease in issued Sezzle Spend, promotions, digital advertising, and tradeshow attendance costs also contributed to lower expenses in the current period.

General and Administrative

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$2,798	$7,743	$(4,945)	(63.9)%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support our operations and initiatives. General and administrative costs decreased to $2.8 million for the three months ended March 31, 2023, compared to $7.7 million for the three months ended March 31, 2022. The decrease in costs was a result of lower professional fees in the current period. During the three months ended March 31, 2022, we incurred $4.4 million of professional fees in connection with our proposed, and ultimately terminated, merger with Zip Co, which resulted in higher prior-period costs.

Provision for Credit Losses

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for credit losses	$1,694	$10,466	$(8,771)	(83.8)%

The total provision for credit losses was $1.7 million for the three months ended March 31, 2023, compared to $10.5 million for the three months ended March 31, 2022. As a percentage of total income, the provision for credit losses was 4.9% and 37.9% for the three months ended March 31, 2023 and 2022, respectively.

The decrease in credit losses period-over-period was primarily driven by lower UMS as well as tighter credit underwriting and credit risk management in place during the three months ended March 31, 2023 relative to the prior comparative period. Further, estimated losses on receivables originated in 2022 performed better than expected, resulting in a benefit recognized during the three months ended March 31, 2023. Additionally, effective January 1, 2023, we adopted accounting guidance which replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates, including an estimate for forecasted recoveries. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.

Net Interest Expense

	For the three months ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Net interest expense	$3,377	$1,615	$1,762	109.1%

Net interest expense was $3.4 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expense was driven by the terms of our current line of credit agreement, which carries an interest rate of Adjusted SOFR plus 11.5% and required a minimum outstanding balance of $75,000,000 during the three months ended March 31, 2023.

Income Taxes

Income tax expense for the three months ended March 31, 2023 and 2022 was $11,624 and $21,146, respectively. Our effective income tax rate for the three months ended March 31, 2023 and 2022 was 0.7% and (0.1)%, respectively. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of March 31, 2023 and December 31, 2022.

Other Comprehensive (Loss) Income

We had ($145,808) and $407,986 of foreign currency translation adjustments recorded within other comprehensive (loss) income for the three months ended March 31, 2023 and 2022, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the three months ended March 31, 2023 and 2022, we had a net income (loss) of $1.7 million and ($28.0) million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the ASX, and our revolving line of credit. As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $60.6 million, compared to $69.5 million as of December 31, 2022. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of March 31, 2023 and December 31, 2022, we had working capital of $73.6 million and $70.9 million, respectively. Additionally, as of both March 31, 2023 and December 31, 2022 we had an unused borrowing capacity on our line of credit of $0.5 million.

We believe that our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

Cash Flows

The following table summarizes our cash flows:

	For the three months ended March 31,
	2023	2022
Net Cash (Used for) Provided from Operating Activities	$(4,074,737)	$7,809,340
Net Cash Used for Investing Activities	(321,253)	(374,169)
Net Cash Used for Financing Activities	(5,281,051)	(26,202,070)
Net decrease in cash, cash equivalents, and restricted cash	$(9,677,041)	$(18,766,899)

Operating Activities

Net cash (used for) provided from operating activities was ($4.1) million and $7.8 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, receipts from consumers totaled $379.9 million and $451.1 million, respectively, compared with cash payments to merchants of $354.5 million and $409.2 million, respectively. The net cash provided from consumers for the three months ended March 31, 2023 and 2022 was $25.4 million and $42.0 million, respectively. Overall, the decrease in net cash provided from consumers is driven by the decrease in UMS. During the three months ended March 31, 2023 and 2022, payments to merchants was driven by decreases in the balance of our Merchant Interest Program. To encourage participation in the Merchant Interest Program, in March 2022 we increased the annual percentage yield to 5.2%. This was offset with cash receipts from consumers, which was driven by seasonality and the collection of consumer payments related to last quarters’ orders.

During the three months ended March 31, 2023 we also incurred cash outflows of $8.1 million for personnel-related costs (including research and development labor costs), $9.4 million for transaction expenses (primarily payment processing costs), $4.3 million for advertising, marketing and tradeshow related expenses, $3.6 million of interest expense payments, and $4.1 million of cash outflows for third-party technology and other general and administrative expenses.

In comparison, during the three months ended March 31, 2022 we incurred cash outflows of $12.2 million for personnel related expenses, $12.4 million for transaction expenses (primarily payment processing costs), $4.3 million for advertising, marketing and tradeshow related expenses, $1.6 million of interest expense payments, and $3.7 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

Investing Activities

Net cash used for investing activities during the three months ended March 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the three months ended March 31, 2023 and 2022 was $5.3 million and $26.2 million, respectively. Significant financing cash outflows during the three months ended March 31, 2023 included net payments to our line of credit totaling $5.2 million and payments of debt issuance costs totaling $0.1 million.

Line of Credit

Refer to Note 6. Line of Credit on the accompanying Notes to our Consolidated Financial Statements for discussion about our line of credit.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses, equity based compensation, and income taxes. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates.

Receivables and Credit Policy

Our notes receivable represents amounts due from consumers for outstanding principal and reschedule fees on installment payment plans made on our platform. Consumers installment payment plans are interest-free, and typically consist of four installments, with the first payment made at the time of purchase and subsequent payments coming due every two weeks thereafter. Our notes receivable are generally due within 42 days.

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized costs, which includes unpaid principal and reschedule fee balances, adjusted for unearned transaction income, direct loan origination costs, and charge-offs. The amortized cost is adjusted for the allowance for credit losses within notes receivable, net.

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income (loss) through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate.

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

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking and savings accounts. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates.

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A hypothetical 10% increase or decrease in SOFR throughout the three months ended March 31, 2023 would not have a material effect on our interest expense.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% change in our subsidiaries’ functional currencies against the U.S. Dollar during the three months ended March 31, 2023 would result in a foreign currency translation adjustment of approximately $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2023, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are involved in various lawsuits and claims, including consumer, intellectual property, employment claims, and administrative proceedings. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive income (loss), or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended March 31, 2023, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended March 31, 2023, as follows:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
January 1, 2023 through January 31, 2023	38,163	$0.41	—	$—
February 1, 2023 through February 28, 2023	17,320	0.43	—	—
March 1, 2023 through March 31, 2023	17,210	0.41	—	—
Total	72,693	$0.41	—	$—

(1)All 72,693 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Number of shares purchased and average price paid per share on a post split basis for the periods January 1, 2023 through January 31, 2023, February 1, 2023 through February 28, 2023, and March 1, 2023 through March 31, 2023 were 1,004 at an average price per share of $15.50, 456 at an average price per share of $16.23, and 505 at an average price per share of $15.51, respectively. Total shares repurchased for the three months ended March 31, 2023 on a post split basis were 1,965, at an average price paid per share of $15.67.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/21
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/21
4.1	Description of Capital Stock	10-K	000-56267	3/30/22
21.1	Subsidiaries of Registrant	10-K	000-56267	2/28/23
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: May 15, 2023	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: May 15, 2023

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

Date: May 15, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: May 15, 2023

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: May 15, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer