Form 10-Q
period 2023-06-30
Sezzle Inc.
filed 2023-08-14
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56267

SEZZLE INC.
(Exact name of registrant as specified in its charter)

Delaware	81-0971660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Nicollet Mall, Suite 640, Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 651 504 5294

251 N 1st Avenue, Ste. 200, Minneapolis MN 55401
(Former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Effective May 11, 2023, the issuer performed a 1-for-38 reverse stock split. On a post-reverse split basis, total shares of common stock, par value $0.00001 per share, outstanding at August 11, 2023 were 5,678,726.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in the section “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in any subsequent reports we file with the U.S. Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
All forward-looking statements, expressed or implied, included in this Form 10-Q are qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the cautionary statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$62,085,060	$68,279,539
Restricted cash, current	1,284,162	1,223,119
Notes receivable	90,266,229	103,581,855
Allowance for credit losses	(6,494,092)	(10,223,451)
Notes receivable, net	83,772,137	93,358,404
Other receivables, net	1,957,103	2,532,710
Prepaid expenses and other current assets	3,586,400	4,737,688
Total current assets	152,684,862	170,131,460
Non-Current Assets
Internally developed intangible assets, net	1,659,008	1,322,836
Property and equipment, net	205,346	281,605
Operating right-of-use assets	15,595	86,715
Restricted cash, non-current	20,000	20,000
Other assets	693,690	733,922
Total Assets	$155,278,501	$172,576,538

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$67,422,648	$83,020,739
Operating lease liabilities	15,597	79,312
Accrued liabilities	5,021,987	10,448,872
Other payables	4,412,107	4,129,371
Deferred revenue	1,802,822	1,516,228
Total current liabilities	78,675,161	99,194,522
Long Term Liabilities
Long term debt	250,000	250,000
Line of credit, net of unamortized debt issuance costs of $923,842 and $1,222,525, respectively	57,376,158	63,777,475
Warrant liabilities	679,790	511,295
Other non-current liabilities	2,019,248	—
Total Liabilities	139,000,357	163,733,292

Commitments and Contingencies (see Note 7)

Stockholders' Equity*
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,737,653 and 5,507,108 shares issued, respectively; 5,635,084 and 5,478,470 shares outstanding, respectively	2,084	2,083
Additional paid-in capital	183,892,873	179,054,368
Treasury stock, at cost: 102,569 and 28,638 shares, respectively	(5,378,140)	(4,072,752)
Accumulated other comprehensive loss	(485,095)	(643,974)
Accumulated deficit	(161,753,578)	(165,496,479)
Total Stockholders' Equity	16,278,144	8,843,246
Total Liabilities and Stockholders' Equity	$155,278,501	$172,576,538

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts (excluding shares authorized and par value) have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total income	$34,937,665	$29,252,038	$69,611,096	$56,886,000

Operating Expenses
Personnel	12,017,071	12,321,881	23,591,061	28,701,519
Transaction expense	7,945,948	10,115,258	16,184,534	21,909,627
Third-party technology and data	1,903,630	2,028,961	3,652,806	4,105,275
Marketing, advertising, and tradeshows	3,313,662	6,246,863	6,512,836	11,545,570
General and administrative	1,697,629	4,201,063	4,495,839	11,944,124
Provision for credit losses	4,296,434	7,890,809	5,990,798	18,356,404
Total operating expenses	31,174,374	42,804,835	60,427,874	96,562,519

Operating Income (Loss)	3,763,291	(13,552,797)	9,183,222	(39,676,519)

Other Income (Expense)
Net interest expense	(3,933,446)	(1,669,830)	(7,310,493)	(3,285,169)
Other income (expense), net	1,078,753	155,336	1,192,240	(73,003)
Fair value adjustment on warrants	251,706	—	(168,495)	—
Income (Loss) before taxes	1,160,304	(15,067,291)	2,896,474	(43,034,691)

Income tax expense	20,526	16,653	32,150	37,799

Net Income (Loss)	1,139,778	(15,083,944)	2,864,324	(43,072,490)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	304,687	(668,127)	158,879	(260,141)

Total Comprehensive Income (Loss)	$1,444,465	$(15,752,071)	$3,023,203	$(43,332,631)

Net income (loss) per share*:
Basic	$0.20	$(2.77)	$0.52	$(7.95)
Diluted	$0.20	$(2.77)	$0.51	$(7.95)

Weighted-average shares outstanding*:
Basic	5,579,618	5,451,490	5,529,879	5,417,671
Diluted	5,655,741	5,451,490	5,603,919	5,417,671

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2022	5,374,499	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	4,204,891	—	—	—	—	4,204,891
Stock option exercises	33,038	13	98,020	—	—	—	—	98,033
Restricted stock issuances and vesting of awards	25,707	10	1,386,225	—	—	—	—	1,386,235
Stock subscriptions receivable related to stock option exercises	35,362	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(7,911)	(3)	—	—	(325,206)	—	—	(325,209)
Foreign currency translation adjustment	—	—	—	—	—	(260,141)	—	(260,141)
Net loss	—	—	—	—	—	—	(43,072,490)	(43,072,490)
Balance at June 30, 2022	5,460,695	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,697,156	—	—	—	—	2,697,156
Stock option exercises	6,511	—	12,469	—	—	—	—	12,469
Restricted stock issuances and vesting of awards	217,789	2	2,128,880	—	—	—	—	2,128,882
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(73,931)	(1)	—	—	(1,305,388)	—	—	(1,305,389)
Foreign currency translation adjustment	—	—	—	—	—	158,879	—	158,879
Net income	—	—	—	—	—	—	2,864,324	2,864,324
Balance at June 30, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares*	Amount						Total
Balance at April 1, 2022	5,440,896	$2,069	$171,445,100	$(305,833)	$(3,994,461)	$971,897	$(155,391,269)	$12,727,503
Equity based compensation	—	—	2,436,173	—	—	—	—	2,436,173
Stock option exercises	16,099	7	15,500	—	—	—	—	15,507
Restricted stock issuances and vesting of awards	5,878	2	436,856	—	—	—	—	436,858
Stock subscriptions collected related to stock option exercises	—	—	—	305,833	—	—	—	305,833
Repurchase of common stock	(2,178)	(1)	—	—	(22,067)	—	—	(22,068)
Foreign currency translation adjustment	—	—	—	—	—	(668,127)	—	(668,127)
Net loss	—	—	—	—	—	—	(15,083,944)	(15,083,944)
Balance at June 30, 2022	5,460,695	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at April 1, 2023	5,481,921	$2,084	$181,445,224	$—	$(4,101,669)	$(789,782)	$(162,893,356)	$13,662,501
Equity based compensation	—	—	549,071	—	—	—	—	549,071
Stock option exercises	6,116	—	11,719	—	—	—	—	11,719
Restricted stock issuances and vesting of awards	212,768	—	1,886,859	—	—	—	—	1,886,859
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(71,966)	—	—	—	(1,276,471)	—	—	(1,276,471)
Foreign currency translation adjustment	—	—	—	—	—	304,687	—	304,687
Net income	—	—	—	—	—	—	1,139,778	1,139,778
Balance at June 30, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2023	2022
Operating Activities:
Net income (loss)	$2,864,324	$(43,072,490)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	406,879	442,612
Provision for credit losses	5,990,798	18,356,404
Provision for other credit losses	1,150,042	5,081,800
Equity based compensation and restricted stock vested	4,826,038	5,591,126
Amortization of debt issuance costs	351,566	373,267
Fair value adjustment on warrants	168,495	—
Impairment losses on long-lived assets	27,838	7,811
Loss on sale of fixed assets	45,635	—
Changes in operating assets and liabilities:
Notes receivable	4,646,736	26,099,737
Other receivables	(573,618)	(2,838,928)
Prepaid expenses and other assets	1,199,423	839,844
Merchant accounts payable	(15,782,344)	(11,137,361)
Other payables	272,680	1,853,858
Accrued liabilities	(3,412,280)	4,514,341
Deferred revenue	286,595	—
Operating leases	7,404	8,587
Net Cash Provided from Operating Activities	2,476,211	6,120,608

Investing Activities:
Purchase of property and equipment	(76,350)	(20,919)
Internally developed intangible asset additions	(663,208)	(547,733)
Net Cash Used for Investing Activities	(739,558)	(568,652)

Financing Activities:
Proceeds from line of credit	11,300,000	5,000,000
Payments to line of credit	(18,000,000)	(26,000,000)
Payments of debt issuance costs	(52,883)	—
Proceeds from stock option exercises	12,469	98,033
Stock subscriptions collected related to stock option exercises	—	324,378
Repurchase of common stock	(1,305,389)	(325,209)
Net Cash Used for Financing Activities	(8,045,803)	(20,902,798)

Effect of exchange rate changes on cash	175,714	(242,677)
Net decrease in cash, cash equivalents, and restricted cash	(6,309,150)	(15,350,842)
Cash, cash equivalents, and restricted cash, beginning of period	69,522,658	78,890,168
Cash, cash equivalents, and restricted cash, end of period	$63,389,222	$63,296,649

Supplementary disclosures:
Interest paid	$7,682,014	$2,995,626
Income taxes paid	72,599	18,769

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

Operating results reported for the three and six months ended June 30, 2023 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2023.

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

We measure the value of our money market securities at each reporting date. The fair value of our money market securities, totaling $1,116,840 and $333,158 as of June 30, 2023 and December 31, 2022, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

We also measure the value of our warrant liabilities at each reporting date. The fair value of our warrant liabilities are determined using the Black-Scholes valuation model, which includes our common stock price on the Australian Securities Exchange (ASX), a Level 1 input. The fair value of the warrant liabilities totaled $679,790 and $511,296 as of June 30, 2023 and December 31, 2022, respectively.

Our financial instruments—which includes cash, restricted cash, notes receivables, long-term debt, and our line of credit—are recognized at amortized cost, which approximates their fair value. If these financial instruments were measured at fair value in our consolidated financial statements, our cash would be classified as Level 1, restricted cash and long-term debt would be classified as Level 2, and notes receivables and our line of credit would be classified as Level 3 in the fair value hierarchy.

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

Note 2. Total Income

Total income for the three months ended June 30, 2023 and 2022 was $34,937,665 and $29,252,038, respectively, and $69,611,096 and $56,886,000 for the six months ended June 30, 2023 and 2022, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total income is classified into two categories: transaction income and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and convenience fees.

We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income on interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. We further earn income in the form of convenience fees when a consumer chooses to make an installment payment, excluding the first installment, using a card pursuant to state law. We recognize convenience fees at the time the consumer makes the installment payment.

Transaction income is reduced by direct loan origination fees. Such costs are comprised of costs paid to third-parties to obtain data for underwriting consumers which result in a successful transaction. Such costs which result in a declined order are recorded within third-party technology and data on the consolidated statements of operations and comprehensive income (loss).

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This primarily includes account reactivation fees, reschedule fees, subscription revenue, and merchant gateway fees.

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

Additionally, we offer our consumers the ability to subscribe to two paid services: Sezzle Premium and Sezzle Anywhere. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Subscription fees are recognized straight-line over the subscription period. We also earn income from other services in the form of merchant gateway fees. Merchant gateway fees are charged to certain low-volume merchants for access to our Sezzle Platform, consumer base, and merchant store directory. Such fees are recognized at the time the fee is charged to merchants to the extent they are reasonably collectible by us.

Disaggregation of Total Income

Our total income by category for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Transaction income	$25,958,286	$24,952,801	$51,824,256	$47,816,789
Income from other services	8,979,379	4,299,237	17,786,840	9,069,211
Total income	$34,937,665	$29,252,038	$69,611,096	$56,886,000

Within total income, $11,456,157 and $535,691 do not fall under the scope of the Accounting Standards Codification (“ASC”) Topic 310, Receivables, for the three months ended June 30, 2023 and 2022, respectively. $21,910,838 and $640,965 do not fall under ASC Topic 310, Receivables, for the six months ended June 30, 2023 and 2022, respectively. Such income relates to revenue from contracts with customers and is within the scope of ASC 606.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $3,164,817 and $4,068,332 as of June 30, 2023 and December 31, 2022, respectively.

Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), we recognize total revenue straight-line over the duration of the performance obligation. All performance obligations are fully satisfied within one year of receiving payment. Total income to be recognized over the remaining duration of outstanding performance obligations was $1,802,822 and $1,516,228 as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, our notes receivable at amortized cost was comprised of the following:

June 30, 2023
Notes receivable, gross	$93,431,046
Deferred transaction income	(3,164,817)
Notes receivable, amortized cost	$90,266,229

The following table summarizes our notes receivable, net, as of December 31, 2022 prior to the adoption of ASU 2016-13:

December 31, 2022
Notes receivable, gross	$107,650,187
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)
Provision	(29,437,179)
Charge-offs, net of recoveries totaling $5,040,041	42,327,901
Total allowance for uncollectible accounts	(10,223,451)
Notes receivable, net of allowance	97,426,736
Deferred transaction income	(4,068,332)
Notes receivable, net	$93,358,404

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of June 30, 2023 is as follows:

	June 30, 2023
	Amortized cost basis by year of origination
	2023	2022	Total
A	$32,718,793	$22,435	$32,741,228
B	23,683,691	55,409	23,739,100
C	25,282,838	98,029	25,380,867
No score	8,348,198	56,836	8,405,034
Total amortized cost	$90,033,520	$232,709	$90,266,229

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of June 30, 2023 is as follows:

June 30, 2023
Current	$82,126,280
1–28 days past due	4,026,922
29–56 days past due	1,970,936
57–90 days past due	2,142,091
Total amortized cost	$90,266,229

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$6,251,765	$19,701,333	$10,223,451	$23,114,173
Adoption of Accounting Standards Update No. 2016-13	—	—	(878,577)	—
Provision for credit losses	4,296,434	7,890,809	5,990,798	18,356,404
Charge-offs	(5,058,431)	(13,885,444)	(11,177,441)	(29,191,426)
Recoveries of charged-off receivables	1,004,324	1,418,203	2,335,861	2,845,750
Balance at end of period	$6,494,092	$15,124,901	$6,494,092	$15,124,901

Net charge-offs by year of origination for the six months ended June 30, 2023 is as follows:

	2023	2022	2021	2020	2019	Total
Current period gross charge-offs	$(2,716,658)	$(8,445,309)	$(14,802)	$(498)	$(174)	$(11,177,441)
Current period recoveries	2,018	1,465,674	619,258	190,583	58,328	2,335,861
Current period net charge-offs	$(2,714,640)	$(6,979,635)	$604,456	$190,085	$58,154	$(8,841,580)

Note 4. Other Receivables

As of June 30, 2023 and December 31, 2022, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	June 30, 2023	December 31, 2022
Account reactivation fees receivable, net	$248,765	$209,734
Receivables from merchants, net	1,708,338	2,322,976
Other receivables, net	$1,957,103	$2,532,710

Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Any account reactivation fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that we reasonably expect to collect from our consumers. As of June 30, 2023 and December 31, 2022, gross account reactivation fees receivable totaled $1,017,367 and $1,190,447, respectively.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on account reactivation fee receivables from our consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Any adjustment to the allowance for credit losses is recognized in net income (loss) through an offset to total income on our consolidated statements of operations and comprehensive income (loss). Payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. As of June 30, 2023 and December 31, 2022, the allowance for credit losses on account reactivation fees receivable totaled $768,602 and $980,713, respectively.

The activity in the allowance for credit losses related to account reactivation fees, including the provision for other credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$736,491	$1,794,960	$980,713	$1,691,071
Provision for other credit losses	633,723	2,437,525	1,150,042	4,757,794
Charge-offs	(758,337)	(3,125,783)	(1,756,020)	(5,669,231)
Recoveries of charged-off receivables	156,725	373,630	393,867	700,698
Balance at end of period	$768,602	$1,480,332	$768,602	$1,480,332

Receivables from merchants primarily represent merchant fees receivable for orders settled with our virtual card solution. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice the merchant for the merchant fees due to us. There is no allowance for credit losses recorded against merchant fees receivable.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform. Merchant accounts payable in total were $67,422,648 and $83,020,739 as of June 30, 2023 and December 31, 2022, respectively, as disclosed in the consolidated balance sheets.

We offer our merchants an interest bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $52,405,540 and $66,469,982 were recorded within the merchant interest program balance as of June 30, 2023 and December 31, 2022, respectively.

Effective March 20, 2023, all deferred payments retained in the program bear interest at fixed rate of 5.20% on an annual basis, compounding daily. Prior to that, during 2023 deferred payments retained in the program bore interest at a fixed rate of 3.80% on an annual basis, compounding daily. The weighted average annual percentage yield and related interest expenses was 5.07% and $657,245, and 3.27% and $594,961 for the three months ended June 30, 2023 and 2022, respectively. The weighted average annual percentage yield and related interest expenses was 4.17% and $1,238,367, and 3.23% and $1,188,538 for the six months ended June 30, 2023 and 2022, respectively.

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

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $58,300,000 and $65,000,000 as of June 30, 2023 and December 31, 2022, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of June 30, 2023 and December 31, 2022, we had pledged $80,063,634 and $89,797,068 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $1,747,726 and $477,606 as of June 30, 2023 and December 31, 2022, respectively.

Expenses related to our lines of credit for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest expense on utilization	$3,379,982	$837,739	$6,140,061	$1,626,038
Interest expense on unused daily amounts	25,278	86,808	65,083	169,108
Amortization of debt issuance costs	178,113	187,665	351,566	373,267

For the three months ended June 30, 2023 and 2022, our lines of credit carried an effective annual interest rate of 22.90% and 6.06%, respectively. For the six months ended June 30, 2023 and 2022, our lines of credit carried an effective annual interest rate of 19.92% and 4.76%, respectively.

Note 7. Commitments and Contingencies

Merchant Contract Obligations

We have entered into several agreements with third-parties in which we will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of June 30, 2023 and December 31, 2022, we had outstanding agreements that stipulate we will commit to spend up to approximately $12.5 million and $19.4 million, respectively, in marketing and advertising spend in future periods. These agreements have remaining contractual terms of one year or less.

Expenses incurred relating to these agreements totaled $3,177,715 and $6,090,182 for the three months ended June 30, 2023 and 2022, respectively, and $6,238,826 and $10,452,012 for the six months ended June 30, 2023 and 2022, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss).

Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the third party meeting specified criteria, such as achieving implementation benchmarks. As of June 30, 2023 and December 31, 2022, we had outstanding agreements that stipulate we may spend approximately $6.0 million and $6.1 million, respectively, in future periods if such criteria are met.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,139,778	$(15,083,944)	$2,864,324	$(43,072,490)

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,579,618	5,451,490	5,529,879	5,417,671
Diluted shares:
Stock options	64,041	—	63,660	—
Warrants	12,082	—	10,380	—
Weighted-average shares outstanding	5,655,741	5,451,490	5,603,919	5,417,671

Net income (loss) per share:
Basic	$0.20	$(2.77)	$0.52	$(7.95)
Diluted	$0.20	$(2.77)	$0.51	$(7.95)

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 219,103 and 287,643 shares were excluded from the denominator of diluted net income per share for the three and six months ended June 30, 2023, respectively.

Note 9. Subsequent Events

On June 9, 2023, we entered into a new operating lease agreement for our headquarters. The lease commenced on July 1, 2023 and has a term of 6 years. On July 1, 2023, we recognized an operating right-of-use asset and corresponding operating lease liability of $1,059,263 in our consolidated balance sheets. The lease agreement does not contain any residual value guarantees or financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q, and the “Risk Factors” sections on this Form 10-Q and the 2022 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of June 30, 2023, our platform has supported the business growth of 35 thousand Active Merchants while serving 2.6 million Active Consumers. Through our products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—merchants, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. Our core product enables consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. Consumers pay the first installment at the point of sale, and make the remaining installments every two weeks thereafter. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 38 times per year based on the transaction activity during the rolling twelve months ended June 30, 2023, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment; instead, we make most of our revenue by charging our merchants fees in the form of a merchant processing fee. We also offer three upgraded versions of the core Sezzle experience: Sezzle Premium, Sezzle Anywhere, and Sezzle Up. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle Up is a free credit-building solution for new-to-credit consumers that helps build their credit history and promotes credit responsibility. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships with third-parties.

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

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our merchants and consumers. Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant processing fees comprised approximately 57% and 81% of our total income for the six months ended June 30, 2023 and 2022, respectively. In the current year, we diversified our revenue streams, which primarily included the introduction of our paid subscriptions to consumers.

Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, beginning with a launch campaign that introduces new brands to Sezzle consumers, and Sezzle Capital which provides small business loans to help our merchants expand their operations.

Acquisition and Retention of Consumers and Merchants

Our ability to profitably scale our business is reliant on the acquisition and retention of both consumers and merchants on the Sezzle Platform. Changes in our merchant and consumer bases have had, and will continue to have, an impact on our results of operations. It is costly for us to acquire (and in some cases retain) merchants and consumers. As such, high turnover in our merchant and consumer bases could result in higher than anticipated overhead costs.

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of June 30, 2023, we had 35 thousand Active Merchants on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

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

The success of our business is also dependent on a consumer base that actively uses our products. As of June 30, 2023, we had 2.6 million Active Consumers on the platform. We aim to provide offerings to our consumers that keeps them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay virtual card, and exclusive discounts and promotions within our app. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 38 times per year based on the transaction activity during the rolling twelve months ended June 30, 2023, although historical transaction activity is not an indication of future results.

There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting. We continue to prioritize our focus on profitability, which has resulted in a slowdown in the growth of our consumer base as we have tightened our underwriting.

Product Innovation

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2022, we phased-in the introduction of Sezzle Premium, a paid subscription service for consumers to access large, non-integrated premium merchants for a monthly or annual fee. In 2023, we began piloting Sezzle Anywhere, a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a monthly or annual fee. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on continued growth of our business.

Credit Risk Management

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all core product credit losses from our consumers. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate receipt of funds. Because consumers primarily settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions over time. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for credit losses and related charge-offs by providing optimal limitations on spending power to qualified consumers. During 2022 we began using a third-party collection agency in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

Maintaining our Capital-Efficient Strategy

Maintaining our funding strategy and our efficient use of capital is important to our ability to grow our business. We have created a funding strategy which, in our view, has allowed us to scale our business and drive rapid growth. The speed with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital. Our funding helps drive our efficient use of capital. We primarily rely on revolving credit facilities to fund our receivables over time.

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which in turn can be affected by changes in general economic conditions. For example, the retail sector is affected by macroeconomic conditions such as unemployment, interest rates, consumer confidence, economic recessions, public health crises, or extended periods of uncertainty or volatility—all of which may influence customer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend, and may be less likely to purchase products by utilizing our services. This could also cause credit losses to increase due to consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is further impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, and the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

Seasonality

We experience seasonality as a result of spending patterns of our consumers. Total income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$383,080	$419,062	$(35,982)	(8.6)%	$752,892	$869,601	$(116,709)	(13.4)%

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

For the three months ended June 30, 2023 and 2022, UMS totaled $383.1 million and $419.1 million, respectively, which was a decrease of 8.6%. For the six months ended June 30, 2023 and 2022, UMS totaled $752.9 million and $869.6 million, respectively, which was a decrease of 13.4%. The decrease was a result of our continued strategic shift to focus on profitability.

Active Merchants and Active Consumers

	As of		Change
	June 30, 2023	December 31, 2022	#	%
	(in thousands, except percentages)
Active Merchants	35	42	(7)	(17.6)%
Active Consumers	2,637	2,950	(313)	(10.6)%

Active Merchants is defined as merchants who have had transactions with us in the last twelve months. As of June 30, 2023, we had 35 thousand Active Merchants, a decrease of 17.6% when compared to the 42 thousand Active Merchants as of December 31, 2022, and a decrease of 27.1% when compared to the 48 thousand Active Merchants as of June 30, 2022. There is no minimum required number of transactions to meet the Active Merchant criteria, and the decrease in Active Merchants is largely attributed to low-volume or unprofitable merchants.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of June 30, 2023, we had 2.6 million Active Consumers, a decrease of 10.6% when compared to our 2.9 million Active Consumers as of December 31, 2022, and a decrease of 22.6% when compared to the 3.4 million Active Consumers as of June 30, 2022.

The decrease in Active Merchants and Active Consumers is driven by our prioritization of profitability. We tightened credit underwriting and ceased working with unprofitable merchants, which resulted in a decrease of these metrics.

Components of Results of Operations

Total Income

Our total income is classified into two categories: transaction income and income from other services. Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and convenience fees.

We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income on interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. We further earn income in the form of convenience fees when a consumer chooses to make an installment payment, excluding the first installment, using a card, pursuant to state law. We recognize convenience fees at the time the consumer makes the installment payment.

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

Additionally, we offer our consumers the ability to subscribe to two paid services: Sezzle Premium and Sezzle Anywhere. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Subscription fees are recognized straight-line over the subscription period. We also earn income from other services in the form of merchant gateway fees. Merchant gateway fees are charged to certain low-volume merchants for access to our Sezzle Platform, consumer base, and merchant store directory. Such fees are recognized at the time the fee is charged to merchants to the extent they are reasonably collectible by us.

Personnel

Personnel primarily comprises all wages and salaries paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, and equity and incentive-based compensation.

Transaction Expense

Transaction expense primarily comprises processing fees paid to third parties to process debit, credit and ACH payments received from consumers, merchant affiliate program and partnership fees, and consumer communication costs. We incur merchant affiliate program and partnership fees when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have a contractual agreement. We incur consumer communication costs when we notify the consumer about the transaction status and upcoming payments. Communications are primarily made via text message directly to the consumer.

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

Provision for Credit Losses

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized through the provision for credit losses.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Transaction income	$25,958	$24,953	$1,005	4.0%	$51,824	$47,817	$4,007	8.4%
Income from other services	8,980	4,299	4,681	108.9%	17,787	9,069	8,718	96.1%
Total income	$34,938	$29,252	$5,686	19.4%	$69,611	$56,886	$12,725	22.4%

Transaction income for the three months ended June 30, 2023 and 2022 totaled $26.0 million and $25.0 million, respectively, which was an increase of 4.0%. Transaction income for the six months ended June 30, 2023 and 2022 totaled $51.8 million and $47.8 million, respectively, which was an increase of 8.4%. The increase in transaction income period-over-period was driven by increases in convenience fees, offset against decreases in merchant processing fees.

Income from other services totaled $9.0 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively, or 25.7% and 14.7% of total income, respectively. Income from other services totaled $17.8 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively, or 25.6% and 15.9% of total income, respectively. The period-over-period increase was primarily driven by subscription revenue. Consumer account reactivation fees totaled $2.0 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in reactivation fees was driven by the utilization of our Prophet Score machine learning model, resulting in more efficient credit risk management strategies and fewer consumers becoming delinquent on their orders.

Personnel

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Personnel	$12,017	$12,322	$(305)	(2.5)%	$23,591	$28,702	$(5,111)	(17.8)%

Personnel costs for the three months ended June 30, 2023 and 2022 totaled $12.0 million and $12.3 million, respectively, which was a decrease of 2.5%. Recorded within personnel, equity and incentive–based compensation totaled $2.4 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, which was a 30.8% increase. The overall decrease in personnel was a result of reduced headcount during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, offset against the higher equity and incentive–based compensation in the current period.

Personnel costs for the six months ended June 30, 2023 and 2022 totaled $23.6 million and $28.7 million, respectively, which was a decrease of 17.8%. Recorded within personnel, equity and incentive–based compensation totaled $5.1 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively, which was a 9.1% decrease. The decrease in personnel costs was a result of reduced headcount during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 as a result of the workforce reduction we undertook in March 2022.

Transaction Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Payment processing costs	$6,555	$8,211	$(1,656)	(20.2)%	$12,908	$17,539	$(4,631)	(26.4)%
Affiliate and partner fees	1,206	1,050	156	14.8%	2,451	2,339	112	4.8%
Other transaction expense	185	854	(669)	(78.4)%	826	2,032	(1,206)	(59.4)%
Transaction expense	$7,946	$10,115	$(2,169)	(21.4)%	$16,185	$21,910	$(5,725)	(26.1)%

Transaction expenses were $7.9 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, and $16.2 million and $21.9 million for the six months ended June 30, 2023 and 2022, respectively.

Payment processing costs were $6.6 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, payment processing costs were $12.9 million and $17.5 million, respectively. The decrease in costs were primarily driven by lower UMS volume in the current periods, as well as a larger share of payments using lower-cost ACH instead of card payments when compared to the prior periods.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $1.2 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.

Other costs included in transaction expense were $0.2 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant support-related costs. The decrease in costs were a result of fewer consumer and merchant support-related costs during the current periods.

Third-Party Technology and Data

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Third-party technology and data	$1,904	$2,029	$(125)	(6.2)%	$3,653	$4,105	$(452)	(11.0)%

Third-party technology and data costs totaled $1.9 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively. Third-party technology and data costs totaled $3.7 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. These expenses primarily include cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The decrease in expense was a result of our cost-reduction initiative to eliminate or downsize non-critical technology platforms where feasible.

Marketing, Advertising, and Tradeshows

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$3,314	$6,247	$(2,933)	(47.0)%	$6,513	$11,546	$(5,033)	(43.6)%

Marketing, advertising, and tradeshow costs were $3.3 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively. Marketing, advertising, and tradeshow costs were $6.5 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in costs were driven by a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners.

General and Administrative

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$1,698	$4,201	$(2,503)	(59.6)%	$4,496	$11,944	$(7,448)	(62.4)%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support our operations and initiatives. General and administrative costs were $1.7 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, general and administrative costs were $4.5 million and $11.9 million, respectively. The decrease in costs was a result of lower professional fees in the current period. During the three and six months ended June 30, 2022, we incurred $2.1 million and $6.5 million, respectively, of professional fees in connection with our proposed, and ultimately terminated, merger with Zip Co, which resulted in higher prior-period costs.

Provision for Credit Losses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for credit losses	$4,296	$7,891	$(3,594)	(45.6)%	$5,991	$18,356	$(12,366)	(67.4)%

The total provision for credit losses was $4.3 million and $7.9 million for the three months ended June 30, 2023 and 2022, respectively. As a percentage of total income, the provision for credit losses was 12.3% and 27.0% for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the total provision for credit losses was $6.0 million and $18.4 million, respectively. As a percentage of total income, the provision for credit losses was 8.6% and 32.3% for the six months ended June 30, 2023 and 2022, respectively.

The decrease in credit losses period-over-period was primarily driven by the utilization of our Prophet Score machine learning model, resulting in more efficient credit risk management strategies in place during the three and six months ended June 30, 2023 relative to the prior periods. In addition, the reduction in the overall provision for credit losses was driven by lower UMS during the three and six months ended June 30, 2023 relative to the prior periods. Estimated losses on receivables originated in 2022 also performed better than expected, resulting in a benefit recognized during the six months ended June 30, 2023. Additionally, effective January 1, 2023, we adopted accounting guidance which replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates, including an estimate for forecasted recoveries. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements for more information.

Net Interest Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Net interest expense	$3,933	$1,670	$2,264	135.6%	$7,310	$3,285	$4,025	122.5%

Net interest expense was $3.9 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $3.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in expense was driven by the terms of our current line of credit agreement, which carries an interest rate of Adjusted SOFR plus 11.5% and required a minimum outstanding balance of $80,000,000 during the six months ended June 30, 2023.

Income Taxes

Income tax expense for the three months ended June 30, 2023 and 2022 was $20,526 and $16,653, respectively. Our effective income tax rate for the three months ended June 30, 2023 and 2022 was 1.8% and (0.1%), respectively. Income tax expense for the six months ended June 30, 2023 and 2022 was $32,150 and $37,799, respectively. Our effective income tax rate for the six months ended June 30, 2023 and 2022 was 1.1% and (0.1%), respectively. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of June 30, 2023 and December 31, 2022.

Other Comprehensive Income (Loss)

We had $304,687 and $(668,127) of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, we had $158,879 and ($260,141) of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the six months ended June 30, 2023 and 2022, we had a net income (loss) of $2.9 million and ($43.1) million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the ASX, and our revolving line of credit. As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $63.4 million, compared to $69.5 million as of December 31, 2022. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of June 30, 2023 and December 31, 2022, we had working capital of $74.0 million and $70.9 million, respectively. Additionally, as of June 30, 2023 and December 31, 2022 we had an unused borrowing capacity on our line of credit of $1.7 million and $0.5 million, respectively.

We believe that our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next 12 months.

Factors Affecting Liquidity and Capital Resources

While we believe that our business will be able to generate enough cash flow from operations and that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs, we cannot provide any assurance. Our ability to meet these needs is dependent on current economic conditions and other factors, many of which are beyond our control. Material factors that could affect our liquidity and capital resources are consumer delinquencies and defaults, declines in consumer purchases, an inability to access fundraising, macroeconomic conditions, and instability of financial institutions. If our capital is insufficient to satisfy our liquidity requirements, we will need to seek additional equity or debt financing. In an increasing interest rate environment, our ability to raise equity or incur debt could be limited, our borrowing costs could increase, we could be subject to restrictions, or we could be required to pledge additional collateral as security. If we are unable to raise additional capital or generate the necessary cash flows, our results of operations and financial condition could be materially and adversely impacted.

Cash Flows

The following table summarizes our cash flows:

	For the six months ended June 30,
	2023	2022
Net Cash Provided from Operating Activities	$2,476,211	$6,120,608
Net Cash Used for Investing Activities	(739,558)	(568,652)
Net Cash Used for Financing Activities	(8,045,803)	(20,902,798)
Net decrease in cash, cash equivalents, and restricted cash	$(6,309,150)	$(15,350,842)

Operating Activities

Net cash provided from operating activities was $2.5 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, receipts from consumers totaled $762.3 million and $872.1 million, respectively, compared with cash payments to merchants of $702.8 million and $799.0 million, respectively. The net cash provided from consumers for the six months ended June 30, 2023 and 2022 was $59.5 million and $73.1 million, respectively. Overall, the decrease in net cash provided from consumers is driven by the decrease in UMS. The decrease in net cash provided from consumers for the six months ended June 30, 2023 was driven by decreases in the balance of our Merchant Interest Program. To encourage participation in the Merchant Interest Program, in March 2023 we increased the annual percentage yield to 5.2%.

During the six months ended June 30, 2023 we also incurred cash outflows of $17.0 million for personnel-related costs (including research and development labor costs), $17.7 million for transaction expenses (primarily payment processing costs), $6.8 million for advertising, marketing and tradeshow related expenses, $7.7 million of interest expense payments, and $7.8 million of cash outflows for third-party technology and other general and administrative expenses.

In comparison, during the six months ended June 30, 2022 we incurred cash outflows of $22.7 million for personnel related expenses, $22.8 million for transaction expenses (primarily payment processing costs), $8.8 million for advertising, marketing and tradeshow related expenses, $3.0 million of interest expense payments, and $9.7 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

Investing Activities

Net cash used for investing activities during the six months ended June 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the six months ended June 30, 2023 and 2022 was $8.0 million and $20.9 million, respectively. Significant financing cash outflows during the six months ended June 30, 2023 included net payments to our line of credit totaling $6.7 million and repurchases of common stock totaling $1.3 million. Significant financing cash outflows during the six months ended June 30, 2022 included net payments to our line of credit totaling $21.0 million and repurchases of common stock totaling $0.3 million, offset against proceeds from stock option exercises totaling $0.4 million.

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

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A hypothetical 10% increase or decrease in SOFR throughout the six months ended June 30, 2023 would result in a change in interest expense of approximately $0.6 million.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% increase or decrease in our subsidiaries’ functional currencies against the U.S. Dollar during the six months ended June 30, 2023 would result in a foreign currency translation adjustment of approximately $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2023, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2023, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended June 30, 2023, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended June 30, 2023, as follows:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
April 1, 2023 through April 30, 2023	378	$16.45	—	$—
May 1, 2023 through May 31, 2023	71,502	17.76	—	—
June 1, 2023 through June 30, 2023	86	17.79	—	—
Total	71,966	$17.74	—	$—

(1)All 71,966 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Number of shares purchased and average price paid per share are reported on a post-split basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

SEZZLE INC.

Dated: August 14, 2023	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: August 14, 2023

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

Date: August 14, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 14, 2023

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 14, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer