Form 10-Q
period 2023-09-30
Sezzle Inc.
filed 2023-11-14
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Not Applicable
(Former address)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.00001 per share	SEZL	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at November 13, 2023 were 5,695,227.

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
•impact of exposure to consumer credit losses and insolvency of merchants;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$65,150,280	$68,279,539
Restricted cash, current	1,580,418	1,223,119
Notes receivable	111,146,024	103,581,855
Allowance for credit losses	(8,597,942)	(10,223,451)
Notes receivable, net	102,548,082	93,358,404
Other receivables, net	2,055,649	2,532,710
Prepaid expenses and other current assets	4,868,559	4,737,688
Total current assets	176,202,988	170,131,460
Non-Current Assets
Internally developed intangible assets, net	1,791,784	1,322,836
Property and equipment, net	166,264	281,605
Operating right-of-use assets	1,028,165	86,715
Restricted cash, non-current	82,000	20,000
Other assets	632,158	733,922
Total Assets	$179,903,359	$172,576,538

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$68,182,563	$83,020,739
Operating lease liabilities, current	52,117	79,312
Accrued liabilities	7,832,651	10,448,872
Other payables	5,300,675	4,129,371
Deferred revenue	2,070,231	1,516,228
Total current liabilities	83,438,237	99,194,522
Long Term Liabilities
Long term debt	250,000	250,000
Operating lease liabilities, non-current	998,316	—
Line of credit, net of unamortized debt issuance costs of $763,362 and $1,222,525, respectively	75,136,638	63,777,475
Warrant liabilities	590,563	511,295
Other non-current liabilities	1,515,550	—
Total Liabilities	161,929,304	163,733,292

Commitments and Contingencies (see Note 7)

Stockholders' Equity*
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,816,031 and 5,507,108 shares issued, respectively; 5,690,087 and 5,478,470 shares outstanding, respectively	2,085	2,083
Additional paid-in capital	184,993,376	179,054,368
Treasury stock, at cost: 125,944 and 28,638 shares, respectively	(5,718,668)	(4,072,752)
Accumulated other comprehensive loss	(843,560)	(643,974)
Accumulated deficit	(160,459,178)	(165,496,479)
Total Stockholders' Equity	17,974,055	8,843,246
Total Liabilities and Stockholders' Equity	$179,903,359	$172,576,538

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts (excluding shares authorized and par value) have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total income	$40,844,201	$30,408,249	$110,455,297	$87,294,249

Operating Expenses
Personnel	11,079,174	11,586,551	34,670,235	40,288,070
Transaction expense	9,936,804	9,319,823	26,121,338	31,229,450
Third-party technology and data	2,002,515	2,177,376	5,655,321	6,282,651
Marketing, advertising, and tradeshows	3,615,339	3,857,393	10,128,175	15,402,963
General and administrative	2,184,076	2,287,595	6,679,915	14,231,719
Provision for credit losses	6,676,548	5,679,953	12,667,346	24,036,357
Reimbursement of merger-related costs	—	(11,000,000)	—	(11,000,000)
Total operating expenses	35,494,456	23,908,691	95,922,330	120,471,210

Operating Income (Loss)	5,349,745	6,499,558	14,532,967	(33,176,961)

Other Income (Expense)
Net interest expense	(4,143,258)	(2,191,995)	(11,453,751)	(5,477,164)
Other income (expense), net	14,560	47,688	1,206,800	(25,315)
Fair value adjustment on warrants	89,227	—	(79,268)	—
Income (Loss) before taxes	1,310,274	4,355,251	4,206,748	(38,679,440)

Income tax expense	15,874	10,827	48,024	48,626

Net Income (Loss)	1,294,400	4,344,424	4,158,724	(38,728,066)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(358,465)	(1,354,622)	(199,586)	(1,614,763)

Total Comprehensive Income (Loss)	$935,935	$2,989,802	$3,959,138	$(40,342,829)

Net income (loss) per share*:
Basic	$0.23	$0.80	$0.75	$(7.13)
Diluted	$0.23	$0.73	$0.74	$(7.13)

Weighted-average shares outstanding*:
Basic	5,667,430	5,464,484	5,576,233	5,433,775
Diluted	5,729,665	5,977,786	5,651,221	5,433,775

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2022	5,374,499	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	6,237,440	—	—	—	—	6,237,440
Stock option exercises	38,156	15	99,723	—	—	—	—	99,738
Restricted stock issuances and vesting of awards	31,188	12	1,967,442	—	—	—	—	1,967,454
Stock subscriptions receivable related to stock option exercises	35,362	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(9,765)	(4)	—	—	(349,199)	—	—	(349,203)
Foreign currency translation adjustment	—	—	—	—	—	(1,614,763)	—	(1,614,763)
Net loss	—	—	—	—	—	—	(38,728,066)	(38,728,066)
Balance at September 30, 2022	5,469,440	$2,080	$176,949,098	$—	$(4,040,521)	$(1,050,852)	$(166,130,789)	$5,729,016

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,639,574	—	—	—	—	2,639,574
Stock option exercises	13,784	—	26,996	—	—	—	—	26,996
Restricted stock issuances and vesting of awards	288,894	3	3,272,438	—	—	—	—	3,272,441
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(97,306)	(1)	—	—	(1,645,916)	—	—	(1,645,917)
Foreign currency translation adjustment	—	—	—	—	—	(199,586)	—	(199,586)
Net income	—	—	—	—	—	—	4,158,724	4,158,724
Balance at September 30, 2023	5,690,087	$2,085	$184,993,376	$—	$(5,718,668)	$(843,560)	$(160,459,178)	$17,974,055

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares*	Amount						Total
Balance at July 1, 2022	5,460,695	$2,077	$174,333,629	$—	$(4,016,528)	$303,770	$(170,475,213)	$147,735
Equity based compensation	—	—	2,032,549	—	—	—	—	2,032,549
Stock option exercises	5,118	2	1,703	—	—	—	—	1,705
Restricted stock issuances and vesting of awards	5,482	2	581,217	—	—	—	—	581,219
Repurchase of common stock	(1,855)	(1)	—	—	(23,993)	—	—	(23,994)
Foreign currency translation adjustment	—	—	—	—	—	(1,354,622)	—	(1,354,622)
Net income	—	—	—	—	—	—	4,344,424	4,344,424
Balance at September 30, 2022	5,469,440	$2,080	$176,949,098	$—	$(4,040,521)	$(1,050,852)	$(166,130,789)	$5,729,016

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at July 1, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144
Equity based compensation	—	—	(57,582)	—	—	—	—	(57,582)
Stock option exercises	7,273	—	14,527	—	—	—	—	14,527
Restricted stock issuances and vesting of awards	71,105	1	1,143,558	—	—	—	—	1,143,559
Issuance of additional shares related to reverse stock split	—	—	—	—	—	—	—	—
Repurchase of common stock	(23,375)	—	—	—	(340,528)	—	—	(340,528)
Foreign currency translation adjustment	—	—	—	—	—	(358,465)	—	(358,465)
Net income	—	—	—	—	—	—	1,294,400	1,294,400
Balance at September 30, 2023	5,690,087	$2,085	$184,993,376	$—	$(5,718,668)	$(843,560)	$(160,459,178)	$17,974,055

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2023	2022
Operating Activities:
Net income (loss)	$4,158,724	$(38,728,066)
Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	624,608	649,343
Provision for credit losses	12,667,346	24,036,357
Provision for other credit losses	2,067,268	6,833,033
Equity based compensation and restricted stock vested	5,912,015	8,204,894
Amortization of debt issuance costs	534,638	821,770
Fair value adjustment on warrants	79,268	—
Impairment losses on long-lived assets	42,248	26,109
Loss on sale of fixed assets	17,644	—
Changes in operating assets and liabilities:
Notes receivable	(20,945,172)	17,155,162
Other receivables	(1,590,055)	(4,103,107)
Prepaid expenses and other assets	(23,191)	(307,559)
Merchant accounts payable	(14,869,007)	(12,171,770)
Other payables	1,166,248	2,361,293
Accrued liabilities	(1,101,420)	1,750,462
Deferred revenue	554,005	531,092
Operating leases	29,667	12,107
Net Cash (Used for) Provided from Operating Activities	(10,675,166)	7,071,120

Investing Activities:
Purchase of property and equipment	(53,533)	(12,404)
Internally developed intangible asset additions	(984,176)	(774,139)
Net Cash Used for Investing Activities	(1,037,709)	(786,543)

Financing Activities:
Proceeds from line of credit	28,900,000	5,000,000
Payments to line of credit	(18,000,000)	(29,791,614)
Payments of debt issuance costs	(75,475)	(60,853)
Proceeds from stock option exercises	26,996	99,738
Stock subscriptions collected related to stock option exercises	—	324,378
Repurchase of common stock	(1,645,917)	(349,203)
Net Cash Provided From (Used for) Financing Activities	9,205,604	(24,777,554)

Effect of exchange rate changes on cash	(202,689)	(1,632,131)
Net decrease in cash, cash equivalents, and restricted cash	(2,507,271)	(18,492,977)
Cash, cash equivalents, and restricted cash, beginning of period	69,522,658	78,890,168
Cash, cash equivalents, and restricted cash, end of period	$66,812,698	$58,765,060

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	1,059,263	—

Supplementary disclosures:
Interest paid	$11,859,913	$4,865,371
Income taxes paid	72,600	24,298

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

Operating results reported for the three and nine months ended September 30, 2023 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2023.

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

We measure the value of our money market securities at each reporting date. The fair value of our money market securities, totaling $2,274,125 and $333,158 as of September 30, 2023 and December 31, 2022, respectively, are based on Level 1 inputs and are included within cash and cash equivalents on the consolidated balance sheets.

We also measure the value of our warrant liabilities at each reporting date. The fair value of our warrant liabilities are determined using the Black-Scholes valuation model, which includes our common stock price on the Nasdaq and the Australian Securities Exchange (ASX), a Level 1 input. The fair value of the warrant liabilities totaled $590,563 and $511,295 as of September 30, 2023 and December 31, 2022, respectively.

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

Reverse Stock Split

Our Board of Directors approved a reverse stock split of our issued shares of common stock at a ratio of 1-for-38 (the “Reverse Stock Split”). The Reverse Stock Split became effective on May 11, 2023. All share and per share amounts for all periods presented in these consolidated financial statements and their accompanying notes have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares and the par value of the shares remained unaffected.

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

Note 2. Total Income

Total income for the three months ended September 30, 2023 and 2022 was $40,844,201 and $30,408,249, respectively, and $110,455,297 and $87,294,249 for the nine months ended September 30, 2023 and 2022, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total income is classified into two categories: transaction income and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third-parties that relate to placing and processing orders on the Sezzle Platform. This primarily includes merchant processing fees, virtual card interchange income, and convenience fees.

We earn our income primarily from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform, and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. We also earn income on interchange fees through our virtual card solution. Virtual card interchange income is recognized at the time a virtual card transaction is processed. We further earn income in the form of convenience fees when a consumer chooses to make an installment payment, excluding the first installment, using a card pursuant to state law. We recognize convenience fees at the time the consumer makes the installment payment.

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

Disaggregation of Total Income

Our total income by category for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Transaction income	$27,046,209	$25,062,708	$78,870,463	$72,879,496
Income from other services	13,797,992	5,345,541	31,584,834	14,414,753
Total income	$40,844,201	$30,408,249	$110,455,297	$87,294,249

Within total income, $16,180,970 and $2,336,364 do not fall under the scope of the Accounting Standards Codification (“ASC”) Topic 310, Receivables, for the three months ended September 30, 2023 and 2022, respectively. $38,091,808 and $2,913,351 do not fall under ASC Topic 310, Receivables, for the nine months ended September 30, 2023 and 2022, respectively. Such income relates to revenue from contracts with customers and is within the scope of ASC 606.

Total income that falls under the scope of ASC Topic 310 (excluding account reactivation fees) is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $3,225,739 and $4,068,332 as of September 30, 2023 and December 31, 2022, respectively.

Total income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, generally comprises a single performance obligation. For performance obligations that occur over a period of time (e.g. consumers’ ability to access the features of Sezzle Premium over the subscription term), we recognize total revenue straight-line over the duration of the performance obligation. All performance obligations that are not immediately satisfied are fully satisfied within one year of receiving payment. Total income to be recognized over the remaining duration of outstanding performance obligations was $2,070,231 and $1,516,228 as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, our notes receivable at amortized cost was comprised of the following:

September 30, 2023
Notes receivable, gross	$114,371,763
Deferred transaction income	(3,225,739)
Notes receivable, amortized cost	$111,146,024

The following table summarizes our notes receivable, net, as of December 31, 2022 prior to the adoption of ASU 2016-13:

December 31, 2022
Notes receivable, gross	$107,650,187
Less allowance for uncollectible accounts:
Balance at beginning of year	(23,114,173)
Provision	(29,437,179)
Charge-offs, net of recoveries totaling $5,040,041	42,327,901
Total allowance for uncollectible accounts	(10,223,451)
Notes receivable, net of allowance	97,426,736
Deferred transaction income	(4,068,332)
Notes receivable, net	$93,358,404

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

We closely monitor credit quality for our notes receivable to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”). We evaluate the credit risk of our portfolio by grouping Prophet Scores into three buckets that range from A to C, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. Receivables assigned “No score” represent consumers who have not placed at least two orders. The Prophet Score machine learning model analyzes a variety of risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay. Our risk and fraud team closely monitors the distribution of Prophet Scores for signs of changes in credit risk exposure and portfolio performance. The risk and fraud team also regularly evaluates the integrity of the Prophet Score machine learning model and updates it as necessary, but at least annually.

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of September 30, 2023 is as follows:

	September 30, 2023
	Amortized cost basis by year of origination
	2023	2022	Total
A	$39,189,038	$644	$39,189,682
B	36,430,263	1,974	36,432,237
C	28,060,553	5,647	28,066,200
No score	7,446,534	11,371	7,457,905
Total amortized cost	$111,126,388	$19,636	$111,146,024

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of September 30, 2023 is as follows:

September 30, 2023
Current	$100,196,148
1–28 days past due	5,539,980
29–56 days past due	2,965,975
57–90 days past due	2,443,921
Total amortized cost	$111,146,024

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$6,494,092	$15,124,901	$10,223,451	$23,114,173
Adoption of Accounting Standards Update No. 2016-13	—	—	(878,577)	—
Provision for credit losses	6,676,548	5,679,953	12,667,346	24,036,357
Charge-offs	(5,239,171)	(10,610,683)	(16,416,612)	(39,802,109)
Recoveries of charged-off receivables	666,473	1,125,180	3,002,334	3,970,930
Balance at end of period	$8,597,942	$11,319,351	$8,597,942	$11,319,351

Net charge-offs by year of origination for the nine months ended September 30, 2023 is as follows:

	2023	2022	2021	2020	2019	Total
Current period gross charge-offs	$(7,827,328)	$(8,570,864)	$(17,563)	$(650)	$(207)	$(16,416,612)
Current period recoveries	154,331	1,713,229	806,145	250,964	77,665	3,002,334
Current period net charge-offs	$(7,672,997)	$(6,857,635)	$788,582	$250,314	$77,458	$(13,414,278)

Note 4. Other Receivables

As of September 30, 2023 and December 31, 2022, the balance of other receivables, net, on the consolidated balance sheets is comprised of the following:

As of	September 30, 2023	December 31, 2022
Account reactivation fees receivable, net	$434,521	$209,734
Receivables from merchants, net	1,621,128	2,322,976
Other receivables, net	$2,055,649	$2,532,710

Account reactivation fees are applied to principal installments that are delinquent for more than 48 hours, subject to regulations within specific state jurisdictions, after the scheduled installment payment date. Any account reactivation fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Account reactivation fees receivable, net, is comprised of outstanding account reactivation fees that we reasonably expect to collect from our consumers. As of September 30, 2023 and December 31, 2022, gross account reactivation fees receivable totaled $1,450,961 and $1,190,447, respectively.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on account reactivation fee receivables from our consumers. Any amounts delinquent after 90 days are charged-off with an offsetting reversal to the allowance for credit losses. Additionally, amounts identified as no longer collectible—such as when a consumer becomes deceased or bankrupt—are charged-off immediately. Any adjustment to the allowance for credit losses is recognized in net income (loss) through an offset to total income on our consolidated statements of operations and comprehensive income (loss). Payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. As of September 30, 2023 and December 31, 2022, the allowance for credit losses on account reactivation fees receivable totaled $1,016,440 and $980,713, respectively.

The activity in the allowance for credit losses related to account reactivation fees, including the provision for other credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2023 and 2022 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$768,602	$1,480,332	$980,713	$1,691,071
Provision for other credit losses	917,226	1,594,776	2,067,268	6,352,570
Charge-offs	(783,784)	(2,240,902)	(2,539,804)	(7,910,133)
Recoveries of charged-off receivables	114,396	277,243	508,263	977,941
Balance at end of period	$1,016,440	$1,111,449	$1,016,440	$1,111,449

Receivables from merchants primarily represent merchant fees receivable for orders settled with our virtual card solution. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice the merchant for the merchant fees due to us. There is no allowance for credit losses recorded against merchant fees receivable.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform. Merchant accounts payable in total were $68,182,563 and $83,020,739 as of September 30, 2023 and December 31, 2022, respectively, as disclosed in the consolidated balance sheets.

We offer our merchants an interest bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $51,883,816 and $66,469,982 were recorded within the merchant interest program balance as of September 30, 2023 and December 31, 2022, respectively.

Effective March 20, 2023, all deferred payments retained in the program bear interest at fixed rate of 5.20% on an annual basis, compounding daily. Prior to that, during 2023 deferred payments retained in the program bore interest at a fixed rate of 3.80% on an annual basis, compounding daily. The average annual percentage yield and related interest expense was 5.21% and $679,012, and 3.87% and $646,507 for the three months ended September 30, 2023 and 2022, respectively. The average annual percentage yield and related interest expense was 4.32% and $1,917,378, and 3.45% and $1,835,044 for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $75,900,000 and $65,000,000 as of September 30, 2023 and December 31, 2022, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of September 30, 2023 and December 31, 2022, we had pledged $101,220,136 and $89,797,068 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $15,102 and $477,606 as of September 30, 2023 and December 31, 2022, respectively.

Expenses related to our lines of credit for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest expense on utilization	$3,471,806	$1,111,022	$9,611,867	$2,737,061
Interest expense on unused daily amounts	25,555	59,981	90,639	229,088
Amortization of debt issuance costs	183,073	448,502	534,638	821,770

For the three months ended September 30, 2023 and 2022, our lines of credit carried an effective annual interest rate of 20.70% and 7.95%, respectively. For the nine months ended September 30, 2023 and 2022, our lines of credit carried an effective annual interest rate of 18.19% and 5.50%, respectively.

Note 7. Commitments and Contingencies

Merchant Contract Obligations

We have entered into several agreements with third-parties in which we will reimburse these third-parties for mutually agreed upon co-branded marketing and advertising costs. As of September 30, 2023 and December 31, 2022, we had outstanding agreements that stipulate we will commit to spend up to approximately $1.3 million and $19.4 million, respectively, in marketing and advertising spend in future periods. These agreements have remaining contractual terms of less than one year.

Expenses incurred relating to these agreements totaled $3,267,411 and $3,484,407 for the three months ended September 30, 2023 and 2022, respectively, and $9,506,236 and $13,936,420 for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss).

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,294,400	$4,344,424	$4,158,724	$(38,728,066)

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,667,430	5,464,484	5,576,233	5,433,775
Diluted shares:
Stock options	60,299	77,868	67,351	—
Restricted stock units	—	435,434	—	—
Warrants	1,936	—	7,637	—
Weighted-average shares outstanding	5,729,665	5,977,786	5,651,221	5,433,775

Net income (loss) per share:
Basic	$0.23	$0.80	$0.75	$(7.13)
Diluted	$0.23	$0.73	$0.74	$(7.13)

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 564,802 and 442,847 shares were excluded from the denominator of diluted net income per share for the three and nine months ended September 30, 2023, respectively. Similarly, 301,518 shares were excluded from the denominator of diluted net income per share for the three months ended September 30, 2022 because their effect would have been anti-dilutive.

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

Overview

We are a purpose-driven payments company that is on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of September 30, 2023, our platform has supported the business growth of 30 thousand Active Merchants while serving 2.6 million Active Consumers. Through our products we aim to enable consumers to take control over their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—merchants, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point-of-sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. Our core product enables consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. Consumers pay the first installment at the point of sale, and make the remaining installments every two weeks thereafter. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 45 times per year based on the transaction activity during the rolling twelve months ended September 30, 2023, although historical transaction activity is not an indication of future results.

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

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our merchants and consumers. Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant processing fees comprised approximately 52% and 79% of our total income for the nine months ended September 30, 2023 and 2022, respectively. In the current year, we diversified our revenue streams, which primarily included the introduction of our paid subscriptions to consumers, called Sezzle Premium and Sezzle Anywhere.

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

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of September 30, 2023, we had approximately 30 thousand Active Merchants on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. We expect to continue to incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

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

The success of our business is also dependent on a consumer base that actively uses our products. As of September 30, 2023, we had approximately 2.6 million Active Consumers on the platform. We aim to provide offerings to our consumers that keeps them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay virtual card, and exclusive discounts and promotions within our app. We realize high repeat usage rates as a result of our differentiated offering, with the top 10% of our consumers measured by UMS transacting 45 times per year based on the transaction activity during the rolling twelve months ended September 30, 2023, although historical transaction activity is not an indication of future results.

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

Maintaining our Capital-Efficient Strategy

Maintaining our funding strategy and our efficient use of capital is important to our ability to grow our business. We have created a funding strategy that we believe allows us to scale our business and drive rapid growth. The speed with which we are able to recycle capital due to the short-term nature of our products has a multiplier effect on our committed capital. Our funding helps drive our efficient use of capital. We primarily rely on revolving credit facilities to fund our receivables over time.

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which is affected by changes in general economic conditions. For example, the retail sector is affected by macroeconomic conditions such as unemployment, interest rates, consumer confidence, economic recessions, public health crises, or extended periods of uncertainty or volatility—all of which may influence customer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend, and may be less likely to purchase products by utilizing our services. This could also cause our credit losses to increase due to consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is further impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, and the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

Seasonality

We experience seasonality as a result of spending patterns of our consumers. Total income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$469,500	$421,460	$48,040	11.4%	$1,222,392	$1,291,060	$(68,668)	(5.3)%

UMS is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. UMS does not represent revenue earned by us, is not a component of our income, nor is included within our financial results prepared in accordance with U.S. GAAP. However, we believe that UMS is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, including our Sezzle Premium and Sezzle Anywhere products, which is an indicator of the success of our merchants and the strength of the Sezzle Platform.

For the three months ended September 30, 2023 and 2022, UMS totaled $469.5 million and $421.5 million, respectively, which was an increase of 11.4%. The increase was largely driven by the launch of our Sezzle Anywhere subscription product. For the nine months ended September 30, 2023 and 2022, UMS totaled $1.2 billion and $1.3 billion, respectively, which was a decrease of 5.3%. The decrease was a result of our continued strategic shift to focus on profitability in the current period.

Active Merchants and Active Consumers

	As of		Change
	September 30, 2023	December 31, 2022	#	%
	(in thousands, except percentages)
Active Merchants	30	42	(12)	(27.8)%
Active Consumers	2,572	2,950	(378)	(12.8)%

Active Merchants is defined as merchants who are directly integrated with us and have had transactions on the Sezzle Platform in the last twelve months. As of September 30, 2023, we had 30 thousand Active Merchants, a decrease of 27.8% when compared to the 42 thousand Active Merchants as of December 31, 2022, and a decrease of 32.3% when compared to the 45 thousand Active Merchants as of September 30, 2022. There is no minimum required number of transactions to meet the Active Merchant criteria. The decrease in Active Merchants is largely attributed to our focus on expanding our non-integrated merchants available through our Sezzle Premium and Sezzle Anywhere subscription products, as well ceasing to work with low-volume or unprofitable merchants.

Active Consumers is defined as unique end users who have placed an order with us within the last twelve months. As of September 30, 2023, we had 2.6 million Active Consumers, a decrease of 12.8% when compared to our 2.9 million Active Consumers as of December 31, 2022, and a decrease of 18.9% when compared to the 3.2 million Active Consumers as of September 30, 2022. The decrease in Active Consumers was driven by increased churn from our general tightening of credit underwriting.

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

Income from other services includes all other incomes earned from merchants, consumers, and other third-parties not included in transaction income. This primarily includes account reactivation fees, reschedule fees, and subscription revenue.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Transaction income	$27,046	$25,063	$1,983	7.9%	$78,870	$72,879	$5,991	8.2%
Income from other services	13,798	5,345	8,453	158.1%	31,585	14,415	17,170	119.1%
Total income	$40,844	$30,408	$10,436	34.3%	$110,455	$87,294	$23,161	26.5%

Transaction income for the three months ended September 30, 2023 and 2022 totaled $27.0 million and $25.1 million, respectively, which was an increase of 7.9%. Transaction income for the nine months ended September 30, 2023 and 2022 totaled $78.9 million and $72.9 million, respectively, which was an increase of 8.2%. The increase in transaction income period-over-period was driven by increases in convenience fees, offset against decreases in merchant processing fees.

Income from other services totaled $13.8 million and $5.3 million for the three months ended September 30, 2023 and 2022, respectively, or 33.8% and 17.6% of total income, respectively. Income from other services totaled $31.6 million and $14.4 million for the nine months ended September 30, 2023 and 2022, respectively, or 28.6% and 16.5% of total income, respectively. The period-over-period increase was primarily driven by subscription revenue. Consumer account reactivation fees totaled $2.6 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $7.0 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in reactivation fees was driven by the utilization of our Prophet Score machine learning model, resulting in more efficient credit risk management strategies and fewer delinquencies on consumer orders.

Personnel

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Personnel	$11,079	$11,587	$(508)	(4.4)%	$34,670	$40,288	$(5,618)	(13.9)%

Personnel costs for the three months ended September 30, 2023 and 2022 totaled $11.1 million and $11.6 million, respectively, which was a decrease of 4.4%. Recorded within personnel, equity and incentive–based compensation totaled $2.0 million and $2.6 million for the three months ended September 30, 2023 and 2022, respectively, which was a 24.3% decrease. The decrease in personnel was a result of reduced headcount during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022.

Personnel costs for the nine months ended September 30, 2023 and 2022 totaled $34.7 million and $40.3 million, respectively, which was a decrease of 13.9%. Recorded within personnel, equity and incentive–based compensation totaled $7.1 million and $8.2 million for the nine months ended September 30, 2023 and 2022, respectively, which was a 14.0% decrease. The decrease in personnel costs was a result of reduced headcount during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 as a result of the workforce reduction we undertook in March 2022.

Transaction Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Payment processing costs	$7,972	$7,603	$369	4.8%	$20,880	$25,142	$(4,262)	(17.0)%
Affiliate and partner fees	1,143	917	226	24.6%	3,594	3,256	338	10.4%
Other transaction expense	822	800	22	2.8%	1,647	2,831	(1,184)	(41.8)%
Transaction expense	$9,937	$9,320	$617	6.6%	$26,121	$31,229	$(5,108)	(16.4)%

Transaction expenses were $9.9 million and $9.3 million for the three months ended September 30, 2023 and 2022, respectively, and $26.1 million and $31.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Payment processing costs were $8.0 million and $7.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase in costs was from higher UMS period-over-period. For the nine months ended September 30, 2023 and 2022, payment processing costs were $20.9 million and $25.1 million, respectively. The decrease in costs were primarily driven by lower UMS volume in the current period, as well as a larger share of payments using lower-cost ACH instead of card payments when compared to the prior period.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $1.1 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and $3.6 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Other costs included in transaction expense were $0.8 million for the three months ended September 30, 2023 and 2022, and $1.6 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. Such costs are comprised of consumer communication costs, and consumer and merchant support-related costs. The decrease in costs were a result of fewer consumer and merchant support-related costs during the current periods.

Third-Party Technology and Data

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,003	$2,177	$(174)	(8.0)%	$5,655	$6,283	$(628)	(10.0)%

Third-party technology and data costs totaled $2.0 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively. Third-party technology and data costs totaled $5.7 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses primarily include cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The decrease in expense was a result of our cost-reduction initiative to eliminate or downsize non-critical technology platforms where feasible.

Marketing, Advertising, and Tradeshows

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$3,615	$3,857	$(242)	(6.3)%	$10,128	$15,403	$(5,275)	(34.2)%

Marketing, advertising, and tradeshow costs were $3.6 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively. Marketing, advertising, and tradeshow costs were $10.1 million and $15.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in costs were driven by a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners.

General and Administrative

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$2,184	$2,288	$(104)	(4.5)%	$6,680	$14,232	$(7,552)	(53.1)%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support our operations and initiatives. General and administrative costs were $2.2 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, general and administrative costs were $6.7 million and $14.2 million, respectively. The decrease in costs was a result of lower professional fees in the current period. During the three and nine months ended September 30, 2022, we incurred $0.1 million and $6.6 million, respectively, of professional fees in connection with our proposed, and ultimately terminated, merger with Zip Co, which resulted in higher prior-period costs.

Provision for Credit Losses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Provision for credit losses	$6,677	$5,680	$997	17.5%	$12,667	$24,036	$(11,369)	(47.3)%

The total provision for credit losses was $6.7 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively. As a percentage of total income, the provision for credit losses was 16.3% and 18.7% for the three months ended September 30, 2023 and 2022, respectively. The increase in credit losses period-over-period was primarily driven by increased UMS during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, the total provision for credit losses was $12.7 million and $24.0 million, respectively. As a percentage of total income, the provision for credit losses was 11.5% and 27.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in credit losses period-over-period was primarily driven by the utilization of our Prophet Score machine learning model, resulting in more efficient credit risk management strategies in place during the nine months ended September 30, 2023 relative to the nine months ended September 30, 2022. In addition, the reduction in the overall provision for credit losses was driven by lower UMS during the nine months ended September 30, 2023 relative to the nine months ended September 30, 2022.

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

Net Interest Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Net interest expense	$4,143	$2,192	$1,951	89.0%	$11,454	$5,477	$5,977	109.1%

Net interest expense was $4.1 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $11.5 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in expense was driven by the terms of our current line of credit agreement, which carries an interest rate of Adjusted SOFR plus 11.5% and required a minimum outstanding balance of $75,000,000 prior to March 31, 2023, and $80,000,000 on and after March 31, 2023.

Income Taxes

Income tax expense for the three months ended September 30, 2023 and 2022 was $15,874 and $10,827, respectively. Our effective income tax rate for the three months ended September 30, 2023 and 2022 was 1.2% and 0.2%, respectively. Income tax expense for the nine months ended September 30, 2023 and 2022 was $48,024 and $48,626, respectively. Our effective income tax rate for the nine months ended September 30, 2023 and 2022 was 1.1% and (0.1%), respectively. Our effective income tax rate was minimal due to a full valuation allowance and is comprised of minimum income taxes owed to state and local jurisdictions. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our net deferred tax assets as of September 30, 2023 and December 31, 2022.

Other Comprehensive Income (Loss)

We had ($358,465) and ($1,354,622) of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, we had ($199,586) and ($1,614,763) of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2023 and 2022, we had a net income (loss) of $4.2 million and ($38.7) million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the ASX, and our revolving line of credit. As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $66.8 million, compared to $69.5 million as of December 31, 2022. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of September 30, 2023 and December 31, 2022, we had working capital of $92.8 million and $70.9 million, respectively. Additionally, as of September 30, 2023 and December 31, 2022 we had an unused borrowing capacity on our line of credit of $15,102 and $477,606, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the nine months ended September 30,
	2023	2022
Net Cash (Used for) Provided from Operating Activities	$(10,675,166)	$7,071,120
Net Cash Used for Investing Activities	(1,037,709)	(786,543)
Net Cash Provided From (Used for) Financing Activities	9,205,604	(24,777,554)
Net decrease in cash, cash equivalents, and restricted cash	$(2,507,271)	$(18,492,977)

Operating Activities

Net cash (used for) provided from operating activities was ($10.7) million and $7.1 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, receipts from consumers totaled $1.2 billion and $1.3 billion, respectively, compared with cash payments to merchants of $1.1 billion and $1.2 billion, respectively. The net cash provided from consumers for the nine months ended September 30, 2023 and 2022 was $74.8 million and $94.3 million, respectively. Overall, the decrease in net cash provided from consumers is driven by the decrease in UMS. The decrease in net cash provided from consumers for the nine months ended September 30, 2023 was driven by decreases in the balance of our Merchant Interest Program. To encourage participation in the Merchant Interest Program, in March 2023 we increased the annual percentage yield in the program to 5.2%.

During the nine months ended September 30, 2023 we also incurred cash outflows of $25.2 million for personnel-related costs (including research and development labor costs), $27.1 million for transaction expenses (primarily payment processing costs), $11.5 million for advertising, marketing and tradeshow related expenses, $11.9 million of interest expense payments, and $9.8 million of cash outflows for third-party technology and other general and administrative expenses.

In comparison, during the nine months ended September 30, 2022 we incurred cash outflows of $30.6 million for personnel related expenses, $32.1 million for transaction expenses (primarily payment processing costs), $12.5 million for advertising, marketing and tradeshow related expenses, $4.9 million of interest expense payments, and $7.2 million of cash outflows for third-party technology and data, along with various general and administrative expenses.

Investing Activities

Net cash used for investing activities during the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.8 million, respectively. Cash outflows for investing activities were primarily used for purchasing computer equipment, as well as payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash provided from (used for) financing activities during the nine months ended September 30, 2023 and 2022 was $9.2 million and ($24.8) million, respectively. Our net cash provided from financing activities during the nine months ended September 30, 2023 was from net proceeds from our line of credit totaling $10.9 million, offset against repurchases of common stock totaling $1.6 million and the payment of debt issuance costs totaling $0.1 million. Significant financing cash outflows during the nine months ended September 30, 2022 included net payments to our line of credit totaling $24.8 million, repurchases of common stock totaling $0.3 million, and payment of debt issuance costs totaling $0.1 million, offset against proceeds from stock option exercises totaling $0.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item. However, we are exposed to market risks during our ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, interest rates, and foreign currency exchange rates. Our primary risk exposure is the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our cash, cash equivalents, and restricted cash are primarily held in checking and savings accounts. The fair value of our cash and cash equivalents would not be materially affected by either an increase or decrease in interest rates.

Our line of credit accrues interest at a floating rate based on a formula tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). A hypothetical 10% increase or decrease in SOFR throughout the nine months ended September 30, 2023 would result in a change in interest expense of approximately $0.3 million.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on the consolidated balance sheets. A hypothetical 10% increase or decrease in our subsidiaries’ functional currencies against the U.S. Dollar during the nine months ended September 30, 2023 would result in a foreign currency translation adjustment of approximately $1.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2023, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2023, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022. Investors are encouraged to review such risk factors, as they have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended September 30, 2023, we repurchased shares from employees to cover minimum statutory tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to common stock purchases made by us during the three months ended September 30, 2023, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs
July 1, 2023 through July 31, 2023	22,537	$14.60	—	$—
August 1, 2023 through August 31, 2023	220	14.27	—	—
September 1, 2023 through September 30, 2023	618	13.58	—	—
Total	23,375	$14.57	—	$—

(1)All 23,375 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On September 26, 2023, Amin Sabzivand, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Plan provides for the potential sale of up to 7,000 shares of the Company’s common stock, between an estimated start date of December 26, 2023 until termination of the Plan on June 24, 2024, or earlier if all transactions under the Plan are completed.

During the quarter ended September 30, 2023, the Company did not adopt or terminate a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

However, our directors and executive officers, and the Company, may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

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

SEZZLE INC.

Dated: November 14, 2023	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: November 14, 2023

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

Date: November 14, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 14, 2023

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 14, 2023

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer