Form 10-K
period 2023-12-31
Sezzle Inc.
filed 2024-02-29
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Securities registered pursuant to Section 12(b) of the Act:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, was $36,764,617 based on the closing price of A$21.57 per share of Common Stock as reported on the Australian Securities Exchange.
The total number of shares of common stock, par value $0.00001 per share, outstanding at February 23, 2024 was 5,633,172.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (“Form 10-K”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-K are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Form 10-K. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
•our ability to maintain adequate access to capital in order to meet the capital requirements of our business;
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
•impact of our delisting from the Australian Securities Exchange and trading on the Nasdaq Capital Market as our sole trading exchange;
•our ability to protect our intellectual property rights and third party allegations of the misappropriation of intellectual property rights;
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in Item 1A “Risk Factors,” of this Form 10-K. If any of these risks actually occur, our business, financial condition, or results of operations would likely be materially and adversely affected. In such case, the trading price of our shares of common stock would likely decline, and you may lose all or part of your investment. These risks include, but are not limited to, the following:

Risks Related to Our Industry

•The BNPL industry has become subject to increased regulatory scrutiny.
•We operate in a highly competitive industry.
•Our success is subject to macro-economic conditions that have an impact on consumer spending.
•Our industry may be subject to negative publicity.

Risks Related to Our Strategy and Growth

•We are an early-stage financial technology company with a limited operating history and a history of operating losses.
•Our business depends on our ability to maintain and increase our merchant network, our base of consumers and UMS.
•Our ability to effectively manage growth.
•We may not be able to sustain our growth rate.
•Our ability to promote and maintain our brand.
•We may be unable to profitably manage our ongoing international operations.
•We may require additional capital.

Risks Related to Our Financing Program

•Loans facilitated through our platform involve a high degree of financial risk.
•Merchants may fail to fulfill their obligations to consumers or comply with applicable law.
•Our internet-based loan origination processes may give rise to greater risks than paper-based processes.
•Consumer bad debts and insolvency of merchants may adversely impact our financial success.
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
•Disruption in service on our platform that prevents or delays us from processing transactions.
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
•Our ability to use net operating losses.
•Our ability to protect our intellectual property rights.
•The loss of licenses or any quality issues with third-party technology that support our business operations or are integrated with our products or services.
•Our insurance may not apply or be sufficient.
•Our business is subject to damage or interruption from events beyond our control.
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
•Privacy and data protection laws could result in claims or harm our business.

Risks Related to Our Corporate Structure

•We do not currently intend to pay dividends on our common stock.
•Our $5 million stock repurchase could affect the price of our stock and increase volatility in the market.
•Our major stockholders own a large percentage of our stock and can exert significant influence over us.
•We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make our shares of common stock less attractive to investors.
•We have and will continue to incur significant costs and are subject to additional regulations and requirements as a public company in the United States traded on the Nasdaq Capital Market.
•Our ability to continue to meet Nasdaq’s continued listing requirements.
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
•As a public benefit corporation, our focus on providing a public benefit purpose may negatively impact our financial condition.
•Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public purpose and the interests of other stakeholders affected by our actions.
•Increased derivative litigation concerning our duty to balance stockholder and public benefit interest.
•A loss of our certification as a B Corporation or a decline in our score.

PART I

ITEM 1. BUSINESS

Unless otherwise noted, references in this Form 10-K to “we,” “us,” “our,” “Company,” or “Sezzle” refer to Sezzle Inc.

Our Company

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2023, our platform serves approximately 2.6 million Active Consumers. Through our products, we aim to enable consumers to take control over their spending, be more responsible, and gain financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including merchants, partners, consumers, employees, communities, and investors—while continuing to drive ethical and sustainable growth.

We launched Sezzle amid a backdrop in which digital shopping began to claim a larger share of the retail sector and younger generations (i.e., Gen Z and Millennials) started to demonstrate a need for credit. Gen Z and Millennial consumers, which we define as individuals currently between ages 18–27 and 28–46, respectively, use credit cards less frequently relative to other generations and, in many cases, lack access to traditional credit. These same consumers are tech-savvy, gravitating towards modern, streamlined commerce solutions whether online or in-person. We believe that our platform addresses the shortcomings in legacy payment offerings consumers face by providing a flexible, secure, omnichannel alternative with the structural benefit of “creditizing” traditional debit products. The technology solutions we have designed specifically align with our mission of financially empowering the next generation.

We believe our stakeholder approach gives us a competitive advantage and positions our company for success. Stakeholders want to be affiliated with a purpose-driven partner and, to that extent, we elected to become a Delaware public benefit corporation in June 2020. Public benefit corporations are for-profit corporations intended to produce a public benefit and operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations must identify in their certificate of incorporation the public benefit or benefits they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Being a public benefit corporation offers advantages, including:

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

Additionally, on March 22, 2021, we became a certified B Corporation by B Lab, an independent non-profit organization, joining a movement of innovative, socially-conscious brands. In order to be designated as a Certified B Corporation, we were required to undertake a comprehensive and objective assessment of our environmental, social, and governance standards for transparency, accountability and commitment to improved performance. Our actions are part of a movement of innovative brands around the world intent on advancing environmental, social, and economic causes. To maintain our status as a certified B Corporation, we must satisfy re-certification requirements every three years. Our status as a B Corporation aligns with our mission to achieve growth, profitability, and returns for our investors while continuing to do right by our surrounding communities and our full set of stakeholders.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

Our Products

Sezzle Platform

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale while paying in installments over time.

The Sezzle Platform can be integrated into merchants’ websites via our direct Application Programming Interface and accessed by our consumers through the Sezzle mobile application or Sezzle website. We are able to rapidly onboard and integrate merchants through an increasingly automated merchant underwriting process, and once integrated, consumers can choose the Sezzle Platform as a payment method at the merchant. The Sezzle Platform is presented alongside other payment options on the merchant’s checkout page. Consumers then select Sezzle as their payment option and, if they are a first-time user, create an account with Sezzle in a quick and streamlined process incorporated into the selected merchant’s checkout.

The Sezzle Platform reviews the transaction and consumer profile in real-time and, if approved, quickly confirms the transaction for both the consumer and the merchant. Once an initial transaction is approved, consumers are granted a spending limit. Our underwriting platform analyzes above-limit purchase attempts and may provide alternative terms so that the consumer is not denied outright. After a transaction is approved and merchant checkout is completed, the merchant ships the item(s) and receives payment, just as if the consumer had paid in cash or used a traditional credit or debit card. The merchant pays us a merchant processing fee, which is subtracted from the sales price when we pay the merchant.

In addition, we periodically offer promotions and incentives for consumers to earn Sezzle Spend at certain merchants. Sezzle Spend are credits issued to consumers and can be applied to future orders made on the Sezzle Platform.

Pay-in-Four

The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. Our “pay-in-four” product is completely free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. In order to complete their installment payments, consumers receive a notification via email, text message, or the Sezzle iOS or Android app two days prior to the date the installment payment is automatically debited by the Sezzle Platform from the consumer’s payment method provided under the consumer’s account. The consumer is able to review and manage their Sezzle account via the Sezzle Platform’s online dashboard or mobile application. Consumers are also able to reschedule a payment without charge the first time, and may subsequently reschedule a payment up to two additional times for a fee, subject to applicable state laws. Consumers who fail to pay for their purchases on time (or reschedule their payments as permitted above) may incur a late payment fee, which requires the settlement of an outstanding balance (including the late payment fee) before they may use our platform again in the future. We typically do not report delinquent consumer Sezzle accounts to any credit bureaus, unless the consumer has elected to participate in Sezzle Up (as discussed below). As a result, consumer behavior using the “pay-in-four” product has no impact on a consumer’s credit score.

Pay-in-Full

Beginning in 2022, we began offering a “pay-in-full” option to consumers. This option allows consumers to pay for the full value of their order up-front through the Sezzle Platform without the extension of credit. We believe this provides value for both new and existing consumers on the Sezzle Platform. This allows new consumers who are denied credit to complete their order through our platform without the need to re-enter any payment information. For existing consumers with payment information already saved, pay-in-full allows an express checkout option in instances where the consumer may not want to enter into a new installment plan.

Pay-in-Two and Other Alternative Installment Options

In 2023, we also began offering a “pay-in-two” option to certain consumers who are not qualified for our “pay-in-four” product. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks.

In addition, we may offer customized installment terms that differ from our traditional four payment, six week terms with select enterprise merchants. An example of these alternative terms is a four payment, three month product. We offer these special products to consumers through selected merchants at our discretion in situations where alternative terms would provide additional value to both the consumer and merchant, while also better aligning with the typical purchase frequency at these select merchants.

Sezzle Virtual Card

The Sezzle Virtual Card, issued to Sezzle by Sutton Bank, member FDIC, pursuant to a license form Visa U.S.A Inc., allows consumers to access the Sezzle Platform in the form of close-end installment loans and shop with merchants (in-store and online) that are not integrated with Sezzle. The Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card solution, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “tap” of their virtual card at the point-of-sale.

Sezzle Anywhere

In 2023, we launched Sezzle Anywhere—a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Consumers enrolled in Sezzle Anywhere also gain access to all the benefits of Sezzle Premium, as well as earning 1% back in Sezzle Spend on pay-in-full transactions.

Sezzle Premium

In 2022, we launched Sezzle Premium—a paid subscription service that allows our consumers to access large, non-integrated “premium merchants” for a recurring fee. Besides being able to use Sezzle online or in-store at these premium merchants, consumers enrolled in Sezzle Premium also gain access to several other benefits, including exclusive deals and discounts, the ability to earn Sezzle Spend back on purchases, and one additional free reschedule per order.

Sezzle Up

Sezzle Up is an opt-in feature of the Sezzle Platform. Consumers who elect to participate in Sezzle Up allow us to report the consumer’s transactions made with the use of the Sezzle Platform to establish a record of payments. Building a record of timely payments on financial obligations is generally positive for a consumer’s credit record. As these consumers pay their financial obligations to us when due, their spending limits on the Sezzle Platform and overall credit score may increase over time.

To qualify for Sezzle Up, consumers must place at least one order and commit to complete installment payments over the Automated Clearing House (“ACH”) network instead of over a card network. Consumers’ initial down payments are still completed over a card network. Using the ACH network benefits us by typically reducing processing fees and, in turn, lowering our transaction costs.

Long-Term Lending — Access to Third-Party Lenders

Through collaboration with third-party lenders, we enable our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items (up to $15,000), which extend up to 60 months. We earn a fee from our lending collaborators for marketing and referring the potential consumers to them and processing applications using our proprietary underwriting analysis; however, we do not make final credit decisions or originate or hold the loans in our portfolio, which limits our capital needs and credit risk. We believe providing consumers access to long-term borrowing options has the potential to enhance our relationship with both merchants and consumers, while generating an attractive fee stream with no capital requirements or credit risk for us, and complementing our existing short-term, interest-free offering.

Product Innovation

Outside of our existing Sezzle Platform offerings, we continuously strategize on new products and additional features that would complement our platform and add additional value for our stakeholders. As part of our next round of initiatives in product innovation, we are currently in the early stages of selecting and partnering with a bank sponsor to further expand the suite of products we can offer our consumers.

Our Merchants

We offer a unique and user-friendly platform to our merchants. Our easy integration and seamless onboarding allows most merchants to go live on our platform within one day of activation to quickly realize the benefits of partnering with Sezzle. Our merchants benefit from our platform’s network effects through increased access to a deep pool of consumers equipped with our flexible payment product who would otherwise not be able to finance a transaction. Additionally, we believe that merchants benefit from associating with an innovative, certified B Corporation payments company which shares their consumers’ values across environmental, social, and economic causes. Our merchant segments are small-to-medium–sized businesses (“SMBs”) and enterprise merchants that span numerous verticals.

We also provide our merchants with a toolkit to grow their businesses, which we believe is unmatched among digital payments platforms. All of our merchants are provided complimentary placement in our marketplace presented across both the Sezzle website and mobile app. Additionally, our merchants are offered paid placements in the marketplace to assist with user acquisition efforts. We provide select merchants with incentives to grow their sales and introduce Sezzle into new merchant categories through initiatives such as Sezzle Spend and co-branded marketing. To eligible merchants, Sezzle also facilitates access to working capital loans up to $20 million issued by third-party lenders (“Sezzle Capital”). Loans facilitated by Sezzle through Sezzle Capital are unsecured and repaid based on a percentage of daily sales. To be eligible for a Sezzle Capital loan, merchants must, at minimum, sell a physical product, have at least $10,000 in average monthly sales, have been in business for at least six months, and be incorporated in a country acceptable to the third-party lender.

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

SMBs

SMBs, which we define as merchants with total annual gross sales of less than $500 million, have historically comprised the largest segment of our merchant base. Our fast, easy application process makes onboarding simple, and our user-friendly merchant interface streamlines the integration process. Through Sezzle, these merchants are able to offer their consumers an optimized, effortless checkout process that enables them to complete sales. Included in SMB are a diverse, growing array of “direct-to consumer” brands that are online-first and seek to connect with consumers without the use of secondary retailers, which naturally fits within our core offering. As we build out a larger consumer base, we believe we also enhance our value proposition to this segment by driving increased traffic toward brands that may not otherwise gain exposure through traditional retail channels by creating marketing campaigns designed to increase consumer exposure.

Enterprise Merchants

An ongoing major initiative is greater engagement with enterprise merchants, which we define as merchants with over $500 million in total annual gross sales. The core Sezzle product helps these merchants to facilitate a sale by providing access to credit for a consumer who has limited-to-no credit history. Without our payments platform, the consumer that lacks credit history may otherwise not have completed the purchase, or be rejected after applying for the store’s private label or co-branded credit card. Importantly, we are not competing with a large retailer’s card offering. Instead, we work collaboratively with these retailers to drive sales and over time serve as a lead generator to consumers who are ready to “graduate” to the retailer’s card program.

Merchant and Partner Concentration

For the year ended December 31, 2023, there were no concentrations of total income that exceeded ten percent. For the year ended December 31, 2022, approximately 14% of total income was earned from one merchant.

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

Our Consumers

Sezzle focuses on a young consumer base that is tech-savvy, socially-minded, and expects brands to possess ethical and social principles. As of December 31, 2023, 76.2% of our Active Consumers are comprised of members of the Gen Z (18-27) and Millennial (28-46) generations which are generally early in their credit journey. For many of these consumers, we believe Sezzle has provided a way to improve financial responsibility and develop a sense of financial empowerment—not only through enhanced budgeting and payments capabilities, but also through an opportunity to build beneficial credit records with the Sezzle Up feature.

Sezzle Consumer Generational Breakdown
15.6%
60.6%
17.4%
6.1%
0.3%
Gen Z
Millennials
Gen X
Baby Boomers
Silent

Source: Internal data based on orders placed during 2023 (Gen Z (18-27), Millennials (28-46), Gen X (47-58), Baby Boomers (59-77), and Silent (78 and greater)).

Gen Z and Millennial consumers use credit cards less frequently relative to other generations, and in many cases lack access to traditional credit. As a result, they tend to have fewer viable options for budgeting, achieving financial flexibility, and building credit history. Consumers in these generations also tend to transact frequently across e-commerce and brick-and-mortar retail, but spend less on average per transaction than older generations. In doing so, these consumers prefer to avoid loans that are not transparent or require payments that are not affordable. Sezzle’s core product, the “pay-in-four,” provides these younger generations, who are newer to credit and are likely to move up the FICO score spectrum as they grow older and transact more often, with a unique solution to these payment challenges. In addition, consumers benefit from our platform’s network effects. As our platform grows and we establish more ways to pay, our consumers enjoy a wider variety of shopping options.

Our Employees

Our success to date would not be possible without our dedicated people, who we believe are our greatest asset. Bringing together a team of highly-skilled engineering, product, marketing and business development professionals is imperative to execute our strategy. We do this by creating an inclusive, team-centric culture in which doing the right thing is celebrated. As of December 31, 2023, we had 278 employees (which includes 251 full-time employees) working at Sezzle. None of our workers are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Workplace Culture

We are committed to fostering a diverse work environment of driven employees who believe in our mission of financially empowering the next generation. A strong workplace culture is paramount to a sustainable and successful company. Our People Operations team works to create and execute sustainable hiring practices that span a diverse array of recruiting pipelines to find the best people for Sezzle. For existing employees, or “Sezzlers”, we focus on developing an inclusive and fun culture with many opportunities for career and personal development to reward and retain our talented people. Our Sezzlers exhibit five key values throughout their work:

•Exhibit Strong Character: We do what we say we are going to do. We do the right thing. We are good team members. We are secure enough to praise others.

•Demonstrate Excellent Communication: We communicate openly and honestly. We maintain accountability. We are open-minded. We are good listeners.

•Have Fun: We like working with each other. We have a sense of humor. We keep work issues in perspective.

•Act Like an Owner: We are stakeholder obsessed. We surface solutions, not just problems. We seek responsibility. We work hard and smart.

•Driven to Succeed: We are passionate. We are tenacious. We are competitive.

Diversity, Equity, and Inclusion

Our Sezzlers are more than just brilliant engineers, passionate data enthusiasts, out-of-the-box thinkers, and determined innovators; they are skilled musicians, yogis, cyclists, chefs, golfers, dog-lovers, and rock-climbers. We believe in surrounding ourselves with not only the best and the brightest individuals, but those that are unique and purpose-driven in all that they do. Our culture is not defined by a certain set of perks designed to give the illusion of the traditional startup culture, but rather, it is the visible example living in every employee that we hire. We celebrate uniqueness and believe that diversity and inclusion leads to a more talented workforce, successful product, and engaged consumer.

Remuneration and Benefits

In addition to competitive base pay, a majority of our Sezzlers have equity in the Company via equity awards under our equity incentive plans. We believe that having our employees own a part of the Company makes everyone more engaged and leads to better overall performance. In addition, employees have the opportunity to receive annual bonuses if certain company, team, and individual goals are met during the year. We also offer comprehensive benefits, which includes medical, dental, vision, life insurance, disability insurance, paid time off, volunteer time off, gym membership discounts, commuter benefits, and company-matching retirement plans.

Our Business Model

Revenue

We have built a sustainable, transparent business model in which our success is aligned with the financial success of our merchants and consumers. The Sezzle Platform is completely free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. Our primary source of revenue is from merchant processing fees, which are based on a percentage of UMS plus a fixed fee per transaction. We pay our merchants for the transaction value upfront, net of the merchant processing fees owed to Sezzle, and assume all costs associated with consumer payment processing and credit risk. Merchant and partner-related income comprised 62% and 81% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

Another significant portion of our revenue is derived from subscription revenue. We offer our consumers the ability to subscribe to two paid services: Sezzle Premium and Sezzle Anywhere. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Subscription revenue comprised 19% and 4% of our total revenues for the years ended December 31, 2023 and 2022, respectively.

A smaller portion of our revenue is derived from consumer fees. We do not charge our consumers any interest, finance charges, or initiation fees, and do not seek to profit from our consumers’ errors or financial adversity. Any consumer fees that we earn are either from late payment fees charged to a consumer following a failed principal payment, convenience fees when a consumer uses a card for their installment payments (excluding the first payment), or when consumers elect to reschedule a payment. Consumers are not allowed to make any new purchases with us until any past-due principal and fees are paid. If consumers correct a failed payment within 48 hours after the failed payment, we waive their late payment fees. Additionally, consumers are able to reschedule a payment without charge the first time, and can subsequently reschedule a payment up to two additional times for a small fee, subject to applicable state laws. We allow qualifying consumers to have fees waived under our hardship and fee forgiveness program.

Credit Risk

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all core product credit losses from our consumers. Credit losses are a significant component of our operating expenses, and excessive exposure to consumer repayment failure will adversely impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate lending and receipt of funds. Because consumers primarily settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions over time.

Funding

We have created an efficient funding strategy which has allowed us to scale our business and drive rapid growth. Our products are entirely funded through our $100 million revolving credit facility and merchant account payables, where we pay merchants a fixed interest rate if they elect not to receive transaction proceeds upfront and instead leave their deposits in their merchant account. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We do not currently require equity to directly fund our lending product.

Our Competition

We operate in a highly competitive and dynamic industry. Our product offerings face competition from a variety of players, including those who enable transactions and commerce via digital payments. The point-of-sale financing market in which we operate includes several types of products, including traditional credit cards that have revolving balances, contactless virtual cards, digital wallets, and other buy now pay later products.

We consider our main competitors to be other BNPL service providers. In the U.S. market, this includes Affirm, Afterpay (a subsidiary of Block), Klarna, PayPal’s Pay in 4, Apple’s “Apple Pay Later,” and Zip (formerly QuadPay). In addition, PayBright by Affirm and Afterpay operate in the Canadian market. We aim to differentiate our business to consumers by providing a product that is more simple, accessible, and consumer friendly than our competitors. This includes offering our product to consumers with little-to-no credit history, allowing consumers to shift their repayment schedule once per order for free, and waiving late payment fees when the consumer corrects a failed payment within 48 hours or qualifies for our hardship program.

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

See “Risks Related to Our Industry - We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects” for further discussion of competition risks.

Our Intellectual Property

Our business depends on our ability to commercially exploit our technology and intellectual property rights, including our technological systems and data processing algorithms. We rely on laws in the United States and Canada relating to trade secrets, copyrights, and trademarks to assist in protecting our proprietary rights. Our capacity to leverage our in-house technological systems, robust data infrastructure and statistical models is pivotal for the commercial viability of our enterprise. These critical assets, including our underwriting platform and the intricate data amassed from consumer transactions, underpin our operations.

The development of our proprietary credit risk and fraud detection models epitomizes our commitment to innovation. Spearheaded by our adept data sciences team, these models harness multifarious data points to discern the probability of our consumer’s ability to repay us or a consumer’s fraudulent activities. Through meticulous analysis of consumer interactions and transactional data, our models furnish invaluable insights. Subsequently, our underwriting platform tailors the amount of appropriate lending for each individual consumer, informed by the aforementioned models and a comprehensive evaluation of internal and external data sources.

Once a consumer places an order with us, we closely monitor the credit quality of their order, and our portfolio in general, to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay, and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”).

We do not currently have any issued patents but continue to consider the most effective methods of protecting our intellectual property. We currently hold trademarks in the United States, the United Kingdom, the European Union, Brazil, and India and we have pending trademark applications in Canada. However, continued operations within our existing markets and expansion into new markets could risk conflicts with unrelated companies who may own registered trademarks for and/or otherwise use a similar name. See “Other Risks Related to Our Business – Our efforts to protect our intellectual property rights may not be sufficient.”

Our Regulatory Environment

Overview

Various aspects of our business and services are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States including Canada. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number and scope.

BNPL and Consumer Protection Regulation

The BNPL segment of the point-of-sale financing market in which we operate is a developing field. There has recently been an increased focus and scrutiny by regulators in various jurisdictions, including the United States and Canada, with respect to BNPL arrangements. We may become subject to additional legal or regulatory requirements if laws, regulations, or industry standards, or the interpretation of such laws, regulations, or industry standards, change in the future.

United States

In the United States, although we are not a creditor for purposes of the Truth-in-Lending Act ("TILA") and Regulation Z we voluntarily provide relevant and informative disclosure of the terms and conditions of our products to all consumers with whom we conduct business. We are required to comply with Section 5 of the Federal Trade Commission Act (“FTC Act”), which prohibits unfair and deceptive acts or practices (“UDAP”) in or affecting commerce, and analogous provisions in each state; the Consumer Financial Protections Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with consumer financial products and services; the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or applicable state law; the Fair Credit Reporting Act (“FCRA”), which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts; and the Telephone Consumer Protection Act (the “TCPA”), which regulates the use of telephone and texting technology to contact customers.

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

We possess certain state lending licenses, and we continuously evaluate whether others are required, which subject us to supervisory oversight from these state license authorities and periodic examinations. The loans we may originate on our platform pursuant to these state licenses are subject to state licensing and interest rate fee restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. Our business may become subject to licensing requirements in states in which we currently do not hold licenses. We continue to monitor state licensing regulations and how they may apply to our business, and may be required in the future to apply for additional state licenses.

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

We believe that we are appropriately licensed as a lender and/or have designed our business activities to avoid a licensing requirement in each of the Canadian provinces that require such licenses. In connection with our business activities, we are also generally subject to consumer protection legislation and other laws and, on that basis, our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

Payment Regulations

We are subject to the rules, codes of conduct and standards of Visa, Mastercard and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit, suspend or cease providing the relevant payment processing services. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards, which provides for security standards relating to the processing of cardholder data and the systems that process such data. The failure of our products to comply with PCI DSS requirements may result in the loss of our status as a PCI DSS certified Service Provider and thereby impact our relationship with our merchant partners and their own ability to comply with PCI DSS.

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

Regulatory scrutiny of privacy, data protection, cybersecurity practices, and the processing of personal data is increasing around the world. Regulatory authorities are continuously considering numerous legislative and regulatory proposals and interpretive guidelines that may contain additional privacy and data protection obligations. Many jurisdictions in which we operate have adopted, or are in the process of adopting, or amending data privacy legislation or regulation aimed at creating and enhancing individual privacy rights. In addition, the interpretation and application of these privacy and data protection laws in the U.S., Canada, and elsewhere are subject to change and may subject us to increased regulatory scrutiny and business costs.

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

Most states have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. We continue to monitor state data privacy legislation and how they may apply to our business. In addition, most industrialized countries have or are in the process of adopting similar privacy or data security laws enforced through data protection authorities.

Other Applicable Regulations

We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, trade regulations, anti-money laundering (“AML”) laws, and Know-Your-Customer (“KYC”) laws as well as anti-corruption legislation. The United States and certain foreign jurisdictions have taken aggressive stances with respect to such matters and have implemented new initiatives and reforms. AML laws and related KYC requirements generally require certain companies to conduct necessary due diligence to prevent and protect against money laundering. AML enforcement activity could result in criminal and civil proceedings brought against companies and individuals, which could have a material adverse effect on our business.

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

Our Sustainability

At our core, we are a stakeholder-centric company. Incorporated as a public benefit corporation (“PBC”) under Delaware law and certified as a B Corporation by B Lab, we pride ourselves in our environmental, social, and governance (“ESG”) initiatives and strive to achieve our mission to financially empower the next generation. To assess and prioritize which ESG topics are most important to our business and stakeholders, we conducted a materiality assessment in 2023, applying a double materiality methodology which considers the impact of certain topics on both our business and our stakeholders. This assessment was intended to help us focus our time and effort on ESG topics that have the biggest impacts, risks, and opportunities. As a result of this risk assessment, we identified twelve topics that we believe are important to us and our stakeholders. We grouped these topics into four pillars which represent the keys to our sustainability and success: justice, integrity, stewardship, and advancement. To support our assessment, we referenced third-party sustainability standards in determining our overall approach to sustainability, including the IFRS’ Sustainability Accounting Standards Board (SASB) standards and B Lab’s Impact Assessment framework.

Justice

We view justice as the pursuit of equity and fairness. We have identified three topics related to justice that we believe are highly important to our business and stakeholders:

•Financial Accessibility: Financial empowerment and equitable access to credit underpins our entire business operations. We primarily lend to underserved consumers using a proprietary underwriting system that considers both traditional and non-traditional sources in making our credit limit decisions. Further, we help our consumers build their payment record through our optional Sezzle Up feature.

•Diversity and Inclusion: Diversity, equity, and inclusion is an essential aspect of our operations across many of our stakeholder groups, including employees, merchants, and consumers. Maintaining a diverse and inclusive company allows us to work with stakeholders from a broad range of backgrounds. Refer to the “Our Employees” section above for information about diversity and inclusion as it relates to employees. We also have initiatives aiming to celebrate diversity in our merchant base, such as highlighting Black-owned businesses in our merchant store directory.

•Employee Security and Wellness: Our employees are our greatest asset at Sezzle; therefore, we aim to provide competitive compensation, benefits, and perks. We regularly send out employee satisfaction surveys to allow us to gain insight into specific topics and monitor employee security and happiness. Refer to the “Our Employees” section above for more information.

Integrity

In our view, integrity is showing consistent, uncompromising honesty. We accomplish this at Sezzle through good governance, listening to our stakeholders, and setting an ethically strong tone at the top. The three significant topics related to integrity at Sezzle are:

•Governance and Controls: We have a strong system of corporate governance and controls. Our board of directors is majority independent, with each Board Committee comprised entirely of independent members. Information relating to our corporate governance structure is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023. Our Code of Business Conduct and Ethics (for all of our employees, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer); information concerning our Board Committees; Committee Charters; and Securities Trading Policy are also available on our website. In addition, we have an anti-corruption program that includes a code of conduct applicable to all employees and partners and an anonymous, confidential ethics hotline. Additional documents related to our governance policies are available in the investor relations section of our website.

•Integrated Decision-Making: Management and the Board of Directors evaluate if we are meeting our overall mission and maintaining our stakeholders’ interests as a factor in our decision-making process. We also report key sustainability performance indicators to the Board of Directors to keep them informed about our sustainability efforts.

•Workplace Culture: We strive to foster an ethical, fun, and transparent culture at Sezzle that embodies our values. This includes initiatives such as monthly town halls and quarterly inter-department surveys. Refer to the “Our Employees” section above for more information about our workplace culture.

Stewardship

In our view, stewardship is the responsible and intentional management of our stakeholders' resources and information—including managing the credit we extend, stakeholder data, and natural resources. The three significant topics related to stewardship at Sezzle are:

•Responsible Lending: The Sezzle Platform extends credit to traditionally underserved individuals; therefore, we value careful monitoring and management of the credit we offer. Failure to manage the impact of our product or our marketing could cause our consumers to enter into cycles of debt or experience other adverse product outcomes. Additionally, our marketing team follows an ethical framework so as not to engage in predatory advertising.

•Data Security and Management: Through the ordinary course of business, we collect, store, process, transfer, and use a wide range of confidential information, including personally identifiable information, for various purposes. Therefore, it’s important to us that we are transparent with our stakeholders about how we handle and protect their sensitive data. We have a publicly available data and privacy policy on our website that provides clear and concise information about how we use consumer data. Further, we do not sell any data to third parties. For more information about data security and management, refer to Item 1C of this Form 10-K, “Cybersecurity.”

•Environment and Climate Change: Despite being a remote-first company, the environment and climate change are still important to us. We measure our greenhouse gas emissions and are taking steps to set targets related to our emissions and implement programs that help reduce our negative impact on the environment in order to meet the science-aligned goal to limit global temperatures from rising above 1.5°C.

Advancement

In our view, advancement is continuously identifying and improving our products to maximize stakeholder impact. The three significant topics related to advancement at Sezzle are:

•Product Innovation: Our product aims to innovate credit for traditionally underrepresented consumers. We seek to identify new product opportunities that align with our stakeholders’ interests, utilize stakeholder feedback in our decision-making process, and advocate for community social and environmental initiatives related to our products' impact.

•Community Reinvestment: We recognize that our community helped contribute to our successes. To that extent, we value giving back to our community through economic, social, and environmental reinvestment and philanthropy. We engage in initiatives and opportunities that create lasting benefits for our communities, such as offering a full-ride scholarship to a student pursing a college degree in computer science, partnering with charities including Movember and Bolder Options, and offering employees paid time off to volunteer in their communities.

•Employee Development: We devote resources to our employees’ personal and professional development. We offer our employees tools and resources to keep their technical, soft, and life skills relevant in today’s environment, including leadership training and a budget for professional development. In addition, we also provide regular feedback to all employees, help them grow and prosper in their professional roles, and offer sabbaticals to all employees every five years of tenure.

B Corporation Update

Upon our initial B Corporation certification in 2021, we had a score of 80.7. We are currently preparing for our B Corporation recertification, which will take place in 2024. We anticipate retaining our B Corporation certification and improving from our score at initial certification.

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

As a Delaware public benefit corporation, we are committed to pursuing opportunities for positive change in the community and the planet. We want to create an accessible, equitable, and sustainable product suite for consumers, many of which do not have access to traditional credit. Our management team and Board of Directors strongly believe that our commitment to providing alternative means for consumers to purchase items they need without incurring high-interest finance charges benefits our consumers. We believe that our product suite advances our mission of financial empowerment, benefits the community, and serves a public good. The Sezzle Platform uses non-traditional data for underwriting and extending credit to consumers, allowing consumers with little-to-no credit history to use our product and access credit. Further, our core product is completely free for consumers who pay within 48 hours of their due date and make their installment payments using a bank account, excluding their first payment. This allows consumers to purchase larger-basket items they may need without incurring high-interest finance charges.

We also have a free, opt-in feature called “Sezzle Up,” where we report payment records of transactions made through the Sezzle Platform to credit bureaus. This allows consumers who use Sezzle Up to build a record of timely payments on financial obligations over time, which in turn may help them gain access to more traditional credit products.

During 2023, we continued to expand initiatives related to achieving our mission and providing a public benefit. We developed a robust approach to sustainability, which we outlined in the above section, and identified twelve key areas to assess, measure, and evaluate. Management and the Board of Directors evaluate if we are meeting our overall mission and ensure that all of our stakeholders’ interests remain a factor in our decision-making process. We also integrate key sustainability performance indicators in our reporting to management and the Board of Directors to keep them informed about our sustainability efforts as it pertains to our identified topics and our B Corporation certification.

We believe that our recent initiatives and the continued success of creating a responsible and financially accessible product suite supports the conclusion that we are successful in promoting our stated public benefits.

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

Regulators in various jurisdictions are showing increasing attention and scrutiny of BNPL arrangements, including in those jurisdictions in which we operate. We may become subject to additional legal or regulatory requirements if laws, regulations, or industry standards, or their interpretations, change in the future. This increased risk may relate to state lending licensing or other state licensing or registration requirements, regulatory requirements concerning BNPL arrangements, consumer protection or consumer finance matters, or similar limitations on the conduct of our business. There is a risk that additional or changed legal, regulatory and industry compliance standards may make it economically unfeasible for us to continue to operate, or to expand in accordance with our current strategy. This would likely have a material adverse effect on our business, results of operations and financial condition, including by preventing our business from reaching sufficient scale.

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

Despite any competitive advantage we may have, there is always a risk of new entrants in the market, which may disrupt our business and decrease our market share. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial institutions increasingly seek to innovate their offered services. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We face competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish our platform, and products and services, from those of our competitors.

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

Increased competition, particularly for large, well-known merchants, has in the past resulted and will result in the need for us to alter the pricing we offer to merchants. If we are unable to successfully compete, the demand for our platform and products could stagnate or substantially decline, and we could fail to retain or grow the number of consumers or merchants using our platform. This would likely reduce the attractiveness of our platform to other consumers and merchants, and materially and adversely affect our business, results of operations, financial condition, and prospects.

Macroeconomic conditions may adversely impact the ability and willingness of our shoppers to interact with the merchants on our platform, and for our shoppers to fulfill their obligations to us, each of which may adversely impact our business, results of operations and financial condition.

Our business depends primarily on individual consumers transacting with our merchants through our Sezzle Platform, and the ability of those individual consumers to fully repay to us the resulting loans. These events can be affected by changes in general economic conditions. For example, the retail sector is affected by economic conditions such as unemployment, consumer confidence, actual or anticipated economic recessions, consumer debt, the availability of consumer credit, inflation and deflation, currency exchange rates, taxation, fuel and energy prices and interest rates, downturns or extended periods of uncertainty or volatility, all of which may influence consumer spending. In weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase merchandise by utilizing our services. Alternatively, consumers may purchase merchandise but become unable or unwilling to repay loans, which would result in an increase of loans that will not be paid on time or at all.

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

We are an early stage financial technology company with a limited operating history. Since launching the Sezzle Platform in August 2017, our activities have principally involved raising money to develop our software, products and services (including the Sezzle Platform), as well as adding merchants to the Sezzle Platform and expanding our service offerings to an increasing base of consumers. Similar to many early stage companies, we have accumulated substantial net losses. Our operating expenses may increase in the foreseeable future as we seek to continue to grow our business, attract new consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing total income sufficiently to offset these higher expenses. We may not be able to maintain profitability on a quarterly or annual basis, and could incur additional losses in the future.

If we fail to maintain our relationships with existing consumers and merchant partners, or if we do not attract a diverse mix of merchant partners or new consumers to our platform, then our business, results of operations, financial condition, and prospects likely would be materially and adversely affected.

We generate total income when consumers pay with Sezzle at checkout in e-commerce transactions with our merchants. If we are not able to continue to retain and grow our merchant network, our base of consumers or volume of transactions, which we measure as “UMS,” or underlying merchant sales, we will not be able to sustain our business. Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue, or UMS, on our platform. We derive total income primarily from merchant fees earned from our merchant partners in the form of a merchant processing fee, which is generally charged as a percentage of the transaction volume on our platform. If we are not able to continue to retain and grow our consumer base, we will not be able to increase transaction volumes.

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

We will not be able to continue to attract new consumers or grow our business unless we are able to attract additional merchants and to expand revenue and UMS from existing merchants. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; the promotional marketing incentives we may offer; our ability to sustain our value proposition to merchants for consumer acquisition by demonstrating higher conversion at checkout and increased average order value (“AOV”); the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; our availability and prominence as a payment method on e-commerce platforms; and our ability to perform under our merchant agreements.

If we fail to retain existing merchants or acquire new merchants in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We believe that growth of our business is dependent on our ability to continue to cost-effectively grow our UMS by retaining our existing merchants and attracting new merchants. In particular, our partnerships with larger merchants and merchants with a high degree of brand recognition are a key component of our strategy to provide a wide and attractive selection for consumers. If we fail to retain our existing merchants, especially our most popular and larger merchants, or acquire new larger merchants, the value of our platform would be negatively impacted.

We face intense competitive pressure on the fees we charge our merchants, particularly our larger merchants. In order to stay competitive, we may need to adjust our pricing or offer incentives to our merchants to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of the Sezzle Platform. These incentives include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. Market pressures on pricing, incentives, fee discounts, and rebates could impair our operations or growth. We may continue to incur substantial expenses to acquire additional merchants, particularly larger merchants that we believe will make our platform more attractive to consumers. These merchant partnership cost structures may not be cost-effective for us and we cannot assure you that the revenue we generate from the merchants we acquire will ultimately exceed the cost of adding them to our platform. We have entered into merchant agreements that require us to make marketing, incentive or other payments to these merchant over the terms of the agreement, which are typically one to three years. Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the merchant meeting specified criteria, such as achieving volume targets and implementation benchmarks. If we are not able to implement cost savings and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts, and rebates, our business will be adversely impacted.

In addition, if we are unable to fulfill our obligations under these merchant agreements, including any payments owed to merchants, the merchant may terminate such agreement or determine not to renew and remain on our platform, which could have a negative impact on our business, results of operations and financial condition.

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

In addition, a continuation of this growth in the future could place additional pressures on current management, as well as corporate, operational and finance resources within our business, and on the infrastructure supporting the Sezzle Platform. Failure to appropriately manage growth could result in failure to retain and attract consumers and merchants, which could adversely affect our operating results and financial condition.

If we fail to promote, protect, and maintain our brand in a cost-effective manner, we may lose market share and our results of operations and financial condition may be negatively impacted.

We believe that developing, protecting, and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing merchants and consumers to our platform. As competition intensifies, we believe that positive consumer recognition is an important factor in our financial performance. We cannot guarantee that our brand development strategies will accelerate the recognition of our brand or increase total income. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and incentives and the experience of merchants and consumers with the Sezzle Platform. Our brand promotion activities may not result in increased total income and, even if they do, any increases may not offset the expenses incurred in such promotional activities. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brand, we may lose our existing merchants and consumers to our competitors or be unable to attract new merchants and consumers. Any such loss of existing merchants or consumers, or inability to attract new merchants or consumers, would have a material adverse effect on our business and results of operations.

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

Moreover, because our brand is directly associated with the brands of so many other companies by virtue of our business model and the integration of our platform with those of our partner merchants, there is a risk that we could be adversely affected by negative publicity that our partner merchants experience which is beyond our control. The negative publicity could involve any manner of conduct and relate to any number of subjects, and even the mere perception of our involvement could dilute or tarnish or otherwise adversely affect our reputation, and could contribute to diminished financial performance.

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

Given the limited ongoing scope of our international operations, the impacts and risks to our business arising from the Russian military activities in Ukraine were not material in 2022 or 2023, and are not anticipated to be material in the future.

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

We may require additional capital, and the terms of such capital may not be available on terms satisfactory to us, or at all.

Our business model involves paying merchants for goods upon a consumer’s purchase (less merchant processing fees) before we have received the full payment of the goods from a consumer utilizing the Sezzle Platform. As a result, we require significant cash to support the provision of installments plans to consumers and working capital. Historically, we have relied upon the availability of credit from our lenders to support our business model as we have experienced growth, and believe that we will have a continuing need to do so for the foreseeable future. Our current lending facility matures on October 14, 2024. There can be no assurance that such financing will be extended on favorable terms or at all, or will be sufficient to finance our future capital needs.

If we require additional capital to grow our business, we may rely on a combination of funding options including equity and our credit facilities. An inability to raise sufficient capital through the issuance of equity securities or secure funding through credit facilities, or any increase in the cost of such funding, may adversely impact our ability to grow our business. Failure by us to meet financial covenants under our credit agreements, or the occurrence of other specified events, may lead to an event of default. If an event of default were to occur, we may be required to make repayments under our credit facility in advance of the relevant maturity dates and/or termination of the credit facility, which would limit our ability to utilize credit issuable under such facility and likely have an adverse impact on our business, results of operations and financial condition.

Our existing $100,000,000 revolving credit facility is secured by our consumer notes receivable we choose to pledge and is subject to certain operating covenants. Thus, a significant portion of our funding capacity is in part dependent on our accounts receivable, which can be volatile and, at times, at levels low enough to result in our inability to draw down on a portion of our credit facility. Any material decrease in our accounts receivable could negatively impact our liquidity, which would have an adverse effect on our business, results of operations, and financial condition. In addition, it is possible that our transaction volume will outpace our ability to finance transactions if we do not have sufficient borrowing capacity under our credit facility, which in turn could result in a material adverse effect on our results of operations and financial condition.

Risks Related to Our Financing Program

Loans facilitated through our platform involve a high degree of financial risk because they are not secured, guaranteed, or insured, and consumers may not view or treat them with the same significance as other loan obligations.

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

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other debt obligations resulting from increases in base lending rates or structured increases in payment obligations. If a consumer defaults on a loan, we may expend additional time and expense yet be unsuccessful in our efforts to collect the amount of the loan. We may also be required to pay credit card processing costs for loan transactions in which we fail to collect from our consumers. Our originating bank partners could decide to originate fewer BNPL product loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and prospects.

If our merchants fail to fulfill their obligations to consumers or comply with applicable law, we may incur costs.

Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not do so, or a consumer might allege that they did not do so. This, in turn, can result in claims or defenses against us or any subsequent holder of our installment agreements. One such claim or defense could be made pursuant to a term included in our installment agreement, which we refer to as our “user agreement”, that is pursuant to the Federal Trade Commission’s Holder in Due Course Rule. The rule provides that the holder of the consumer credit contract, in our case the user agreement, is subject to all claims and defenses which the debtor could assert against the seller of goods or services that were obtained with the proceeds of the consumer credit contract. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect our reputation with consumers, and negatively affect our business. Federal and state regulatory authorities may also bring claims against us, including unfair and deceptive acts or practices (“UDAP”) or unfair, deceptive or abusive acts or practices (“UDAAP”) claims, if we fail to provide consumer protections relating to potential merchants actions or disputes.

Internet-based loan origination processes may give rise to greater risks than paper-based processes.

We use the internet to obtain application information and distribute certain legally required notices to applicants for loans, and to obtain electronically signed loan documents in lieu of paper documents with tangible consumer signatures. These processes entail additional risks compared to paper-based loan underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that consumers may challenge the authenticity of loan documents or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to the electronic loan documents.

Consumer bad debts and insolvency of merchants may adversely impact our financial success.

Our ability to generate profits depends on our ability to put in place and optimize our systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. We do not ordinarily perform credit checks on consumers in connection with the application process, unless consumers join our “Sezzle Up” platform wherein consumers opt-in to send their Sezzle Platform transaction records to credit agencies. Consumer non-payment is a major component of our expenses, and we are exposed to consumer bad debts as a normal part of our operations because we absorb the costs of all uncollectible notes receivable from our consumers. Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to us may materially and adversely impact our results of operations and financial position.

We also have exposure to the potential insolvency of merchants for which we have advanced funds. Exposure occurs in the period of time between the advance of funds to a merchant for a consumer’s purchase of goods, and the retail merchant shipping the goods to the consumer (at which point we are entitled to payment from the consumer). While this period of risk is typically only a short period of time, it is still a period that we are exposed to the risk that merchants will be unable to repay the funds we have advanced to them. As the number and transaction volume of merchants on our platform continues to grow, so does the amount of funds that may be advanced by us. The failure by merchants to repay these funds may result in a material adverse effect to our results of operations and financial position.

If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We partially rely on card issuers or payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. Some payment processors may also choose not to support BNPL solutions; therefore, the credit cards they issue cannot be linked to pay for purchases made through BNPL entities, including Sezzle. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards. PCI DSS sets forth security standards relating to the processing of cardholder data and the systems that process such data, and a failure to adhere to these standards can result in fines, limitations on our ability to process payment cards, and impact to our relationship with our merchant partners and their own ability to comply with PCI DSS.

Risks Related to Our Technology and the Sezzle Platform

Our results depend on integration, support, and prominent presentation of our platform by our merchants.

We use and rely on integration of the Sezzle Platform with third-party systems and platforms, particularly websites and other systems of our merchants. The success of our services, and our ability to attract additional consumers and merchants, depends on the ability of our Sezzle Platform to integrate into, and operate with, these various third-party systems and platforms. In addition, as these systems and platforms are regularly updated, it is possible that when such updates occur it could cause our services to operate inefficiently. This will likely require us to change the way we operate our systems and platform, which may take time and expense to remedy.

We also depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. Unless we have negotiated a specific contractual requirement, we do not have any recourse against merchants when they do not prominently present our platform as a payment option. The failure by our merchants to effectively integrate, support, and present our platform may have a material adverse effect on our business, results of operations and financial condition.

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

Data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, or other disruptions to our technology system or a compromise of our data security could occur and would materially adversely impact our business and ability to protect the confidential information in our possession or control.

Through the ordinary course of business, we collect, store, process, transfer, and use (collectively, “process”) a wide range of confidential information, including personally identifiable information, for various purposes, including to follow government regulations and to provide services to our consumers and merchants. The information we collect may be sensitive in nature and subject to a variety of privacy, data protection, cybersecurity, and other laws and regulations. Due to the sensitivity and nature of the information we process, we and our third-party service providers may be the targets of, defend against and must regularly respond to cyberattacks, including from malware, phishing or ransomware, physical security breaches, or similar attacks or disruptions. Cyberattacks and similar disruptions may compromise or breach the Sezzle Platform and the protections we use to try to protect confidential information in our possession or control. Breaches of the Sezzle Platform or other Sezzle systems could result in the criminal or unauthorized use of confidential information and could disrupt our platform, result in the failure of our systems to operate as expected, negatively affect our users and merchants and, because the techniques for conducting cyberattacks are constantly evolving and may be supported by significant financial and technological resources (e.g., state-sponsored actors), we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. These risks also reside with third party service providers and partners with whom we conduct business. Our business could be materially and adversely impacted by security breaches of our systems and the data and information of merchants’ and consumers’ data and information.

These events may cause significant disruption to our business and operations, cause our systems to fail to operate as expected, or expose us to reputational damage, loss of consumer confidence, legal claims, civil and criminal liability, constraints on our ability to continue operation, reduced demand for our products and services, termination of our contracts with merchants or third party service providers, and regulatory scrutiny and fines, any of which could materially adversely impact our financial performance and prospects. Any security or data issues experienced by other software companies or third-party service providers with whom we conduct business could diminish our customers’ trust in providing us access to their personal data generally. Merchants and consumers that lose confidence in our security measures may be less willing to make payments on their loans or participate in the Sezzle Platform.

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

Real or perceived software errors, failures, bugs, defects, or outages related to the Sezzle Platform could adversely affect our business, results of operations, financial condition, and prospects.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, we source certain information from third parties. In the event that any third party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, security breaches, or for any other reason, whether accidental or willful, the ability to score and evaluate loan applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants or may result in the approval of unqualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing laws, regulations, or industry standards, becomes subject to third-party claims of intellectual property infringement misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

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

We are exposed to risks imposed by fraudulent conduct, including the risks associated with consumers attempting to circumvent our system and repayment capability assessments. There is a risk that we may be unsuccessful in defeating fraud attempts, resulting in higher than budgeted costs of fraud and consumer non-payment.

We pay merchants for goods and services purchased by consumers up front, and accept the responsibility associated with minimizing fraudulent activity and bear all costs associated with such fraudulent activity. Fraudulent activity is likely to result in us suffering losses, which may have a material adverse impact on our reputation and cause us to bear increased costs to rectify and safeguard business operations and our systems against such fraudulent activity. Significant amounts of fraudulent cancellations or chargebacks could adversely affect our business, results of operations or financial condition. High profile or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our consumers and merchants, which could result in a material adverse effect on our business, results of operations and financial condition.

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

In some cases, we are reliant on one or a limited number of vendors for critical services. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms or at all. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to regulatory enforcement actions, claims from third parties, including our consumers, suffer operational outages, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

The loss of key partners and merchant relationships would adversely affect our business.

We depend on continued relationships with our current significant merchants and partners that assist in obtaining and maintaining our relationships with merchants. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. Our contracts with merchants can generally be terminated for convenience on relatively short notice by either party, and so we do not have long-term contracted income. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, merchants shifting to in-house solutions (including providing a service competitive to us), or competitor service providers. Similarly, there is a risk that e-commerce platforms with which we partner may limit or prevent Sezzle from being offered as a payment option at checkout. Such actions would magnify the risks to our business as compared to similar actions taken by individual merchants unaffiliated with such platforms. We also face the risk that our key partners could become competitors of our business after our key partners determine how we have implemented our model to provide our services.

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

The interest paid on borrowings under our credit facility is tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). The facility carries an interest rate of Adjusted SOFR (defined as SOFR plus 0.262%) plus 11.5%. Increased SOFR rates will increase the amount of interest we are required to pay under our credit facility, which would negatively impact our results of operations and financial condition.

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

Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws), which includes Charles Youakim (our Chief Executive Officer), Paul Paradis (our President), and Paul Purcell (a non-executive director of the Company), that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to certain limitations under Section 382 of the Code. Such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, results of operations, and cash flows.

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

There is a risk that we will be unable to register or otherwise protect new intellectual property rights we develop in the future, or which are developed on our behalf by contractors. In addition, competitors may be able to work around any of our intellectual property rights, or independently develop technologies, or competing payment products or services that are not protected by our intellectual property rights. Our competitors may then be able to offer identical or very similar services or services that are otherwise competitive against those we provide, which could adversely affect our business. We will also face risks in connection with any further or resumed activities related to international expansion, including in countries that may have less protection for our intellectual property rights than the United States. We have registered trademarks in the United States, the United Kingdom ("UK"), the European Union, India and Brazil, and we have pending trademark applications in Canada. There is a risk that our trademarks and other intellectual property rights may not be adequate to protect our brand or proprietary technology or may conflict with the registered trademarks or other intellectual property rights of other companies, both domestically and abroad, which may require us to rebrand our product and service offerings, obtain costly licenses, defend against third-party claims, or substantially change our product or service offerings. Should such risks manifest, we may be required to expend considerable resources and divert the attention of our management, which could have an adverse effect on our business and results of operations.

We may be sued by third parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. Third parties have alleged in the past, and there is a risk that third parties may in the future allege or claim, that our solutions or intellectual property infringe, misappropriate, or otherwise violate third-party intellectual property or other proprietary rights, and we may become involved in disputes, including actual or threatened litigation, from time to time concerning these rights. Similarly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

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

In addition to open source software, we rely on certain technologies that we license from third parties, which we may use to support our business operations and incorporate into our products or services. This third-party technology may currently, or could in the future, infringe, misappropriate, or violate the intellectual property rights of third parties, or the licensors of such technology may not have sufficient rights to the technology they license us in all jurisdictions in which we may offer our products or services. We engage third parties to provide a variety of technology to support our business infrastructure. Any failure on the part of our third-party providers or of our business infrastructure to operate effectively, stemming from maintenance problems, upgrading or transitioning to new platforms, a breach in security, or other unanticipated problems could result in interruptions to or delays in our operations or our products or services. The licensors of third-party technology we use may discontinue their offerings or change the terms under which their technology is licensed. If we are unable to continue to license any of this technology on terms we find acceptable, or if there are quality, security, or other substantive issues with any of this technology, we may face delays in releases of our solutions or we may be required to find alternative vendors or remove functionality from our solutions or internal business infrastructure. In addition, our inability to obtain certain licenses or other rights might require us to engage in litigation regarding these matters. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is subject to risks beyond our control, including fires, floods, pandemics, and other natural catastrophic events and to interruption by man-made issues such as strikes.

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

We maintain insurance we consider appropriate for our business needs. However, we may not be insured against all risks, either because appropriate coverage is not available or because we consider the applicable premiums and deductibles to be excessive in relation to the perceived benefits that would accrue. Accordingly, we may not be fully insured or insured at all against losses and liabilities that could unintentionally arise from our operations. The incurrence of uninsured or partially insured losses or liabilities could have a material adverse effect on our business, results of operations and financial condition.

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

We may not be able to attract and retain key employees or be able to find effective replacements in a timely manner. The loss of employees, or any delay or inability to replace such employees in their replacement, could impact our ability to operate our business and achieve our growth strategies, including through the development of new systems and technology. There is a risk that we may not be able to recruit suitably qualified and talented employees in a timeframe that meets our growth objectives. This may result in delays in the integration of new systems, development of technology and general business expansion. There is also a risk that we will be unable to retain existing employees, or recruit new employees, on terms of retention that are as attractive to us. Our inability to retain our key employees or recruit additional employees, in particular key employees, would likely have a material adverse effect on our business, results of operation and financial condition.

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

Risks Related to Our Regulatory Environment

The BNPL industry is subject to various state and federal laws in the United States and federal, provincial and territorial laws in Canada, and the costs to maintain compliance with such laws and regulations may be significant.

We are subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include but are not limited to state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Equal Credit Opportunity Act (“ECOA”) which addresses anti-discrimination, the Electronic Fund Transfer Act (“EFTA”) which governs electronic money movement, a variety of anti-money laundering and anti-terrorism financing rules, the Telephone Consumer Protection Act (“TCPA”) and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to us and the Sezzle Platform in a manner that we do not currently anticipate. While we have developed policies and procedures designed to assist in compliance with laws and regulations applicable to our business, no assurance is given that our compliance policies and procedures will be effective. We may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on our business, results of operations and financial condition.

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

New laws or regulations in the U.S. or Canada, or laws and regulations in new markets, that apply to us or our business could also require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply with these laws or regulations may result in litigation or enforcement actions, the penalties for which could include: revocation of our licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans. Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business.

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

In Canada, we are currently licensed as a lender where required. In connection with our business activities, we are also generally subject to consumer protection legislation and other laws and, on that basis, our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

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

The application of certain consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, licensing requirements may evolve over time. If we were found to be in violation of applicable licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform.

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

In addition, a number of participants in the consumer finance industry have been and are the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged UDAAP; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Recently, some of our competitors in the BNPL space are subject to ongoing class action litigation, including allegations of unfair business and deceptive practices, and we may become subject to similar types of litigation in the future. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

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

Risks Related to Our Corporate Structure

We do not currently intend to pay dividends on our common stock; holders will benefit from an investment in our common stock only if it appreciates in value and by the intended anti-dilution actions of our share repurchase program.

We have never declared nor paid dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings to support operations and to finance the development of our business. As a result, the success of an investment in our common stock will depend entirely upon future appreciation in its value. There is no guarantee that our common stock will maintain its value or appreciate in value.

We cannot guarantee that our recently announced stock buyback program will be fully consummated or that such program will enhance the long-term value of our share price.

On December 22, 2023, we announced that our Board of Directors had approved a stock repurchase program to repurchase up to $5 million of our common stock in the open market. The repurchase program commenced on January 17, 2024, and will terminate on December 31, 2024. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and it may be extended, suspended or discontinued at any time at the Company’s discretion. The stock repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

Our major stockholders own a large percentage of our stock and can exert significant influence over us.

Our existing major stockholders, particularly Charles Youakim, Paul Purcell, and Paul Paradis, together hold approximately 47.6% of all shares of our common stock outstanding as of February 23, 2024, and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of these existing major stockholders may be different from those of other stockholders.

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

We will incur significant costs and are subject to additional regulations and requirements as a public company in the United States, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of Nasdaq Capital Market (“Nasdaq”).

As a U.S. public company, we will incur significant legal, accounting and other expenses that are not incurred by private companies, including costs associated with U.S. public company reporting requirements under the Exchange Act. Compliance with these requirements will place a strain on our management, systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and rules implemented by the SEC and Nasdaq. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. The expenses generally incurred by U.S. public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. Furthermore, if we are unable to satisfy our obligations as a listed company, we could be subject to delisting of our common stock on Nasdaq, as well as fines, sanctions and other regulatory action and civil litigation.

We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

Our common stock is listed for trading on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires its listed companies to abide by certain rules to maintain its listing, including corporate governance rules. Although we intend to satisfy such rules, there is no assurance that we will be able to do so. In the event our common stock is delisted from The Nasdaq Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called pink sheets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Accordingly, our independent registered public accounting firm is not formally attesting to the effectiveness of our internal control over financial reporting, or conducting the evaluations necessary to make such attestation.

We have undertaken various actions to implement numerous internal controls and procedures, and have hired additional accounting, internal audit staff, and consultants. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.

To comply with Section 404 on an ongoing basis, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire and retain accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we or our independent registered public accounting firm identify deficiencies in our disclosure controls and procedures, or deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC and other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

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

As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Amended Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, our business, results of operations, and financial condition.

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

As a public benefit corporation, our focus on providing a specific public benefit purpose and producing a positive effect for society may negatively impact our financial condition.

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

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company because our directors have a fiduciary duty to consider not only the stockholders’ financial interests, but also our specific public benefit and the interests of other stakeholders affected by our actions and, therefore, our stockholders’ ability to realize a return on their investments through an acquisition may be limited. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

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

Our business model and brand could be harmed if we were to lose our certification as a B Corporation. Certified B Corporation status is a certification by a third party, B Lab, which requires us to consider the impact of our decisions on our workers, customers, suppliers, community and the environment. We believe that certified B Corporation status has allowed us to build credibility and trust among our customers. Whether due to our choice or our failure to meet B Lab’s certification requirements or our failure to satisfy the re-certification requirements when applying for renewal every three years, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by certified B Corporations. Further, once certified, we must publish our assessment score on our website. Our reputation could be harmed if our publicly reported B Corporation score declines and there is a perception that we are no longer committed to the certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have integrated cybersecurity risk management into our overall risk management framework and include cybersecurity in our risk management processes and procedures and in our decision-making about and evaluation of such processes and procedures.

As part of our cybersecurity risk management, we regularly assess risks from cybersecurity and technology vulnerabilities and monitor our information systems for potential threats. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. In light of the industry in which we operate and our processing of sensitive information, we engage external auditors to annually assess our internal controls governing our services and data, to conduct a payment card industry data security standard review of our security controls protecting payment information, and to perform third-party penetration testing of our payment information and related systems. In addition, we engage third-party service providers to monitor our information storage and systems and to conduct evaluations of our security controls, including independent audits. The results of these independent audits are reported to our management who then report to the Audit and Risk Committee.

Broad oversight of our overall risk assessment, where we assess key risks including security and technology risks and cybersecurity threats, is maintained by our full Board. Our Board delegates to the Audit and Risk Committee oversight of our programs, policies, and procedures related to cybersecurity, information asset security, network security, and data privacy and protection. The Audit and Risk Committee reports on such matters to the full Board as needed. The Audit and Risk Committee also receives regular reports about our cybersecurity program from the Response Team described below.

We have implemented incident response and breach management processes which have overarching and interconnected stages, including (i) preparation for a cybersecurity incident, (ii) detection and analysis of an incident, (iii) containment, eradication, and recovery, and (iv) post-incident analysis. An internal committee of senior management (the “Response Team”) is responsible for overseeing our incident response and breach management processes. The Response Team is tasked with reporting to the Audit and Risk Committee incidents and other cybersecurity matters deemed important or to have a business impact, even if immaterial to the Company as a whole. The Response Team, as necessary and appropriate, is briefed by our information security and engineering teams with respect to risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Cybersecurity Governance

Our cybersecurity risk management and strategy processes are overseen by the Response Team, including our Chief Operating Officer (“COO”). The individuals on the Response Team and our COO have prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed by our information security and engineering teams about, and monitor, the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response and breach management processes. The Response Team and COO report to the Audit and Risk Committee on any appropriate items. The Board retains broad oversight of all risk management of the Company.

Third Party Risk Management

Because we are aware of the risks associated with third-party service providers, we have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such third-party service providers are subject to security risk assessments at the time of onboarding, contract renewal, and upon detection of any heightened risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and certifications by third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and we investigate security incidents that impact our third-party providers, as appropriate.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience any such event in the future. For more information about the cybersecurity risks we face in connection with our business, see the risk factor entitled “Data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, or other disruptions to our technology systems or a compromise of our data security could occur and would materially adversely impact our business and ability to protect the confidential information in our possession or control” in Item 1A of this Form 10-K, “Risk Factors.”

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Minneapolis, Minnesota where we lease approximately 11,498 square feet of office space pursuant to a lease agreement that expires in June 2029. We also lease a small amount of co-working space for our remote workforce to support our operations in North America and the winding down of our operations outside of North America. We believe that these premises are suitable and adequate for our needs now and for the foreseeable future. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Shares of Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “SEZL.”

Holders of Record

As of February 23, 2024, there were 7,921 stockholders of record of our common stock, and the closing price of our shares of common stock was $42.68 per share as reported on the Nasdaq Capital Market. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Throughout the three months ended December 31, 2023, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock issued under our equity incentive plans. The table below presents information with respect to such common stock purchases made by us during the three months ended December 31, 2023, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2023 through October 31, 2023	1,455	$10.46	—	$—
November 1, 2023 through November 30, 2023	340	11.26	—	—
December 1, 2023 through December 31, 2023	950	14.70	—	—
Total	2,745	$12.03	—	$—

(1)All 2,745 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

Recent Sales of Unregistered Securities

None.

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

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of December 31, 2023, our platform has supported the business growth of 28 thousand Active Merchants while serving 2.6 million Active Consumers. Through our products we aim to enable consumers to take control of their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—merchants, consumers, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform connects consumers with merchants via our core proprietary, digital payments platform that instantly extends credit at the point of sale. Our core product is differentiated from traditional lenders through our credit-and-capital-light approach, and we believe that it is mutually beneficial for our merchants and consumers given the network effects inherent in our platform. Our “pay-in-four” product enables consumers to acquire merchandise upfront and spread payments over four equal, interest-free installments over six weeks. Consumers pay the first installment at the point of sale and make the remaining installments every two weeks thereafter. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 53 times per year based on the transaction activity during the rolling twelve months ended December 31, 2023, although historical transaction activity is not an indication of future results.

Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. We make most of our revenue by charging our merchants fees in the form of a merchant processing fee and through two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Additionally, we have expanded our product suite to provide consumers with access to a long-term installment lending option through partnerships with third parties.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

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

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our merchants and consumers. Our core product offering is completely free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment. We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant and partner-related income comprised approximately 62% and 81% of our total income for the years ended December 31, 2023 and 2022, respectively. In the current year, we diversified our revenue streams, which primarily included the introduction of Sezzle Anywhere and the expansion of Sezzle Premium, our paid subscription products, to consumers.

Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital which facilitates access to small business loans issued by third-party lenders.

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

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of December 31, 2023, we had approximately 28 thousand Active Merchants (defined as directly integrated merchants who have had at least one order on the Sezzle Platform in the last twelve months) on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability, and therefore, could incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

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

The success of our business is also dependent on a consumer base that actively uses our products. As of December 31, 2023, we had approximately 2.6 million Active Consumers on the platform. We aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay Sezzle Virtual Card, and our paid subscription services Sezzle Premium and Sezzle Anywhere.

There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting. We continue to prioritize our focus on profitability, which has resulted in a slowdown in the growth of our consumer base as we have tightened our underwriting.

Product Innovation

Our expanding product suite enables us to further promote our mission of financial empowerment, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2022, we phased-in the introduction of Sezzle Premium, a paid subscription service for consumers to access large, non-integrated premium merchants for a monthly or annual fee. In 2023, we began piloting Sezzle Anywhere, a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

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

Maintaining our Capital-Efficient Strategy

Maintaining our funding strategy and our efficient use of capital is important to our ability to grow our business. We have created a funding strategy that we believe allows us to scale our business and drive rapid growth. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We primarily rely on revolving credit facilities to fund our receivables over time, and do not currently require equity to directly fund product growth.

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

Key Operating Metrics

Underlying Merchant Sales

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$1,824,307	$1,743,386	$80,921	4.6%

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

For the years ended December 31, 2023 and 2022, UMS totaled $1.8 billion and $1.7 billion, respectively, which was an increase of 4.6%. The increase in the current year was driven by the launch of our Sezzle Anywhere subscription product. This was offset by our continued focus on profitability during the current year, which resulted in generally lower UMS from the general tightening of credit underwriting.

Active Consumers and Active Subscribers

	As of December 31,		Change
	2023	2022	#	%
	(in thousands, except percentages)
Active Consumers	2,601	2,950	(349)	(11.8)%
Active Subscribers	307	119	188	157.2%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. As of December 31, 2023, we had 2.6 million Active Consumers, a decrease of 11.8% when compared to our 2.9 million Active Consumers as of December 31, 2022. The decrease in Active Consumers was driven by our general tightening of credit underwriting, which resulted in higher churn in our Active Consumers.

Active Subscribers is defined as unique consumers who have an active subscription for either Sezzle Premium or Sezzle Anywhere. As of December 31, 2023, we had 0.3 million Active Subscribers, an increase of 157.2% when compared to our 0.1 million Active Subscribers as of December 31, 2022. The increase in Active Subscribers was driven by the launch of our Sezzle Anywhere subscription product.

Components of Results of Operations

Total Income

Our total income is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to placing and processing orders on the Sezzle Platform. This includes merchant processing fees, partner income, and consumer fees:

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the underlying order’s duration using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed.
We also earn income from partners on consumer transactions. This income includes interchange fees through our virtual card solution and promotional incentives with third parties. Virtual card interchange income is recognized over the underlying order’s duration using the effective interest method and promotional incentives are recognized as they are earned during the promotional period.
Transaction income also includes income from consumers when they choose to make an installment payment, excluding the first installment, using a card pursuant to state law. These fees are recognized at the time a payment is processed.

Subscription Revenue

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely payment and are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible.

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

Provision for Credit Losses

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized through the provision for credit losses. In 2022, we maintained an allowance for credit losses at a level necessary to absorb estimable probable losses on principal and reschedule fee receivables from consumers.

Reimbursement of Merger-Related Costs

We received a one-time payment from Zip Co Limited for reimbursement of fees we incurred in connection with the now-terminated proposed merger with Zip.

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. The interest paid on borrowings under our line of credit is based on SOFR. Effective August 1, 2022, interest paid to merchants under the Merchant Interest Program is based on a fixed interest rate. Prior to August 1, 2022, interest paid under the Merchant Interest Program was paid based on SOFR.

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

Other Comprehensive Loss

Other comprehensive loss is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Transaction income	$109,739	$102,599	$7,140	7.0%
Subscription revenue	29,713	5,280	24,433	462.8%
Income from other services	19,905	17,691	2,214	12.5%
Total income	$159,357	$125,570	$33,787	26.9%

Transaction income for the years ended December 31, 2023 and 2022 totaled $109.7 million and $102.6 million, respectively, which was an increase of 7.0%. Within transaction income, merchant processing fees totaled $75.2 million and $92.1 million for the years ended December 31, 2023 and 2022, respectively. Despite the decrease in merchant processing fees, transaction income grew year-over-year overall due to increases in both partner income and consumer fees.

Subscription revenue totaled $29.7 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily from the launch of our Sezzle Anywhere subscription product and overall growth in our Active Subscribers.

Income from other services totaled $19.9 million and $17.7 million for the years ended December 31, 2023 and 2022, respectively. The increase was driven by increases in gateway fees, offset against decreases in late payment fees. Consumer late payment fees totaled $9.7 million and $12.6 million for the years ended December 31, 2023 and 2022, respectively. The decrease in late payment fees was driven by the utilization of our Prophet Score machine learning model, resulting in more efficient credit risk management strategies and fewer delinquencies on consumer orders. Gateway fees and other operational income comprised the rest of income from other services.

Personnel

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Personnel	$46,374	$51,217	$(4,843)	(9.5)%

Personnel costs were $46.4 million and $51.2 million for the years ended December 31, 2023 and 2022, respectively. Recorded within personnel, equity based compensation totaled $6.9 million and $10.3 million for the years ended December 31, 2023 and 2022, respectively, which was a 32.8% decrease. The remaining decrease in personnel costs was driven by reduced headcount during the year ended December 31, 2023 when compared to the year ended December 31, 2022.

Transaction Expense

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Payment processing costs	$31,862	$32,719	$(857)	(2.6)%
Affiliate and partner fees	5,148	4,630	518	11.2%
Other transaction expense	2,198	3,428	(1,230)	(35.9)%
Transaction expense	$39,208	$40,777	$(1,569)	(3.8)%

Transaction expense totaled $39.2 million and $40.8 million for the years ended December 31, 2023 and 2022, respectively.

Payment processing costs were $31.9 million and $32.7 million for the years ended December 31, 2023 and 2022, respectively. Despite higher UMS in the current year, payment processing costs decreased year-over-year as result of a higher percentage of payments using lower-cost ACH instead of card payments.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. Such costs were $5.1 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in costs was driven by higher UMS in the current year on certain partner platforms.

Other costs included in transaction expense were $2.2 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. Such costs are comprised of consumer communication costs and consumer and merchant support–related costs. The decrease in costs was a result of fewer consumer and merchant support-related costs during the current periods.

Third-Party Technology and Data

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Third-party technology and data	$7,816	$8,190	$(374)	(4.6)%

Third-party technology and data costs totaled $7.8 million and $8.2 million for the years ended December 31, 2023 and 2022, respectively. These expenses primarily include cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. The decrease in expense was a result of our cost-reduction initiative to eliminate or downsize non-critical technology platforms where feasible.

Marketing, Advertising, and Tradeshows

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$11,984	$18,972	$(6,988)	(36.8)%

Marketing, advertising, and tradeshow costs were $12.0 million and $19.0 million for the years ended December 31, 2023 and 2022, respectively. The decrease in costs were driven by a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners.

General and Administrative

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$8,588	$16,412	$(7,824)	(47.7)%

General and administrative expenses are primarily comprised of professional fees, implementation incentives with merchants, insurance, and travel. Professional fees include legal, compliance, audit, tax, and consulting services to support our operations and initiatives. General and administrative costs were $8.6 million and $16.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease in costs was a result of lower professional fees in the current period. During the year ended December 31, 2022, we incurred $6.6 million of professional fees in connection with our proposed, and ultimately terminated, merger with Zip Co.

Provision for Credit Losses

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Provision for credit losses	$23,187	$29,437	$(6,250)	(21.2)%

The total provision for credit losses was $23.2 million and $29.4 million for the years ended December 31, 2023 and 2022, respectively. As a percentage of total income, the provision for credit losses was 14.6% and 23.4% for the years ended December 31, 2023 and 2022, respectively. The decrease in credit losses was primarily driven by the utilization of our proprietary Prophet Score machine learning model, resulting in more efficient credit risk management strategies undertaken during the year ended December 31, 2023.

Additionally, effective January 1, 2023, we adopted accounting guidance which replaces the incurred loss impairment methodology with an expected credit loss methodology and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates, including an estimate for forecasted recoveries. Refer to Note 3. Notes Receivable and Allowance for Credit Losses in the accompanying Notes to the Consolidated Financial Statements for more information.

Reimbursement of Merger-Related Costs

On July 11, 2022, we entered into an agreement to terminate our proposed merger with Zip. As part of the termination agreement, we received $11 million for reimbursement of internal and external merger-related costs. Refer to Note 14. Reimbursement of Merger-Related Costs on the accompanying Notes to the Consolidated Financial Statements for more information.

Net Interest Expense

	For the years ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Net interest expense	$15,968	$8,601	$7,367	85.7%

Net interest expense was $16.0 million and $8.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in expense was driven by the terms of our current line of credit agreement entered into on October 14, 2022, which carries an interest rate of Adjusted SOFR plus 11.5% and required a minimum outstanding balance of $75,000,000 prior to March 31, 2023, and $80,000,000 on and after March 31, 2023.

Income Taxes

Income tax expense for the years ended December 31, 2023 and 2022 was $611,487 and $69,447, respectively. Our effective income tax rate for the years ended December 31, 2023 and 2022 was 7.9% and 0.2%, respectively. The increase in income tax expense for the year ended December 31, 2023 was driven by the Company’s profitability, along with the limitation of allowable net operating losses to be applied to taxable income in the current year. Further, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our remaining net deferred tax assets as of December 31, 2023 and December 31, 2022.

Other Comprehensive Loss

We had ($3,025) and ($1,207,885) of foreign currency translation adjustments recorded within other comprehensive loss for the years ended December 31, 2023 and 2022, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the years ended December 31, 2023 and 2022, we incurred a net income (loss) of $7.1 million and ($38.1) million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $70.7 million, compared to $69.5 million as of December 31, 2022. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. Substantially all of our restricted cash is made available for use within 2-3 business days.

As of December 31, 2023 and 2022, we had working capital of $21.8 million and $70.9 million, respectively. The year over year decrease in working capital was driven by the current liability classification of our line of credit, which has a maturity date of October 14, 2024. We anticipate refinancing our line of credit agreement prior to the maturity date. Additionally, as of December 31, 2023 and 2022 we had an unused borrowing capacity on our line of credit of $3.5 million and $0.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the years ended December 31,
	2023	2022
Net Cash (Used for) Provided from Operating Activities	$(25,690,433)	$8,511,848
Net Cash Used for Investing Activities	(1,365,592)	(1,008,077)
Net Cash Provided From (Used for) Financing Activities	28,215,188	(15,687,894)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,159,163	$(8,184,123)

Operating Activities

Our largest source of operating cash inflow is receipts from consumers, and our largest source of operating cash outflow is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the year ended December 31, 2023, net cash used for operating activities totaled $25.7 million which was primarily related to cash outflows of $68.4 million due to changes in our operating assets and liabilities, offset against our $7.1 million net income adjusted for $35.6 million of non-cash charges such as credit losses, equity and incentive-based compensation, and depreciation and amortization. Our cash outflow from changes in our operating assets and liabilities was driven by a $59.4 million increase in our notes receivable, which was related to higher transaction volume and timing of consumer repayment in the current year and resulted in decreased cash receipts from consumers during the year ended December 31, 2023. Additionally, we had a $9.1 million decrease in our merchant accounts payable as a result of the timing of payments to merchants, which resulted in increased cash payments to merchants during the year ended December 31, 2023. Offset against these, we had a $1.4 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash payments during the year ended December 31, 2023 to vendors and personnel. During the year ended December 31, 2023, cash payments for personnel-related expenses totaled $37.2 million, cash payments for processing costs totaled $28.3 million, and cash interest payments totaled $16.4 million.

During the year ended December 31, 2022, net cash provided from operating activities totaled $8.5 million, which was primarily related to $38.1 million of net loss adjusted for $51.7 million of non-cash charges such as credit losses, equity and incentive-based compensation, and depreciation and amortization, offset against cash outflows of $5.1 million due to changes in our operating assets and liabilities. The change in operating assets and liabilities was driven by a $12.9 million decrease in our merchants accounts payable as a result of the timing of payments to merchants, which resulted in increased cash payments to merchants during the year ended December 31, 2022. We also had a $6.7 million increase in other receivables as a result of the timing of payments from merchants, which resulted in decreased cash received from merchants. These were offset against a $10.6 million decrease in our notes receivable, which was related to lower transaction volume and timing of consumer repayment resulting in increased cash receipts from consumers; and a $2.5 million increase in our accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash outflows. During the year ended December 31, 2022, cash payments for personnel-related expenses totaled $39.4 million, cash payments for processing costs totaled $33.2 million, and cash interest payments totaled $7.8 million.

The change in net cash from operating activities year-over-year was primarily related to changes in our notes receivable, which were driven by higher volume and increased consumer lending during the year ended December 31, 2023 around year-end, and the timing of consumer repayments.

Investing Activities

Net cash used for investing activities during the year ended December 31, 2023 was $1.4 million, compared to $1.0 million during the year ended December 31, 2022. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash provided from (used for) financing activities during the years ended December 31, 2023 and 2022 was $28.2 million and ($15.7) million, respectively.

Financing cash inflows during the year ended December 31, 2023 were primarily from net proceeds from our line of credit totaling $30.0 million. Cash outflows during the year ended December 31, 2023 were comprised of repurchases of shares of common stock from employees to cover minimum statutory tax obligations totaling $1.7 million, and payments of debt issuance costs totaling $0.1 million.

Financing cash inflows during the year ended December 31, 2022 were comprised of proceeds from stock option exercises totaling $0.4 million. Cash outflows during the year ended December 31, 2022 were comprised of net payments to our line of credit totaling $13.8 million, payments of debt issuance and extinguishment costs totaling $1.9 million, and the repurchase of shares of common stock from employees to cover minimum statutory tax obligations totaling $0.4 million.

Line of Credit

Refer to Note 7. Line of Credit on the accompanying Notes to the Consolidated Financial Statements for discussion about our line of credit.

Merchant Contract Obligations

Refer to Note 10. Commitments and Contingencies on the accompanying Notes to the Consolidated Financial Statements for discussion about our merchant contract obligations.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses, equity-based compensation, and income taxes. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates.

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

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which includes unpaid principal and reschedule fee balances, adjusted for unearned transaction income, direct loan origination costs, and charge-offs. The amortized cost basis is adjusted for the allowance for credit losses within notes receivable, net.

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. In 2022, we maintained an allowance for credit losses at a level necessary to absorb estimable probable losses on principal and reschedule fee receivables from consumers. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income (loss) through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate.

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

Recent Accounting Pronouncements

Refer to Note 1. Principal Business Activity and Significant Accounting Policies on the accompanying Notes to the Consolidated Financial Statements for discussion about recent accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks during our ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, interest rates, and foreign currency exchange rates. Our primary risk exposure is the result of fluctuations in interest rates and foreign currency exchange rates. Management establishes policies and programs around our investing and funding activities in order to mitigate market risks. We continuously monitor risk exposures.

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of December 31, 2023 and 2022, we had a revolving line of credit facility of $100 million available to us. We are obligated to pay interest on borrowing under this line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of December 31, 2023 and 2022, we had $95 million and $65 million, respectively, outstanding under our line of credit. For the year ended December 31, 2023, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.7 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income (loss), based on actual borrowings on our line of credit during the year.

Interest rates may also adversely impact our consumers’ spending levels and ability to repay outstanding amounts owed to us. Higher interest rates could lead to larger payment obligations for consumers under other lenders, such as mortgages and credit cards, which may reduce our consumers’ ability to remain current on their installment plans with us. This may lead to increased delinquencies, charge-offs, and credit losses on our notes receivable, which would have an adverse effect on our net income (loss).

Foreign Currency Risk

During the ordinary course of business, we enter into transactions denominated in foreign currencies, primarily the Canadian dollar, which exposes us to foreign current exchange rate risk. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We considered historical trends in foreign currency exchange rates and concluded it was reasonably possible that a 10% change in exchange rates could occur in the near term. If a hypothetical 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they were recorded at the balance sheet date, it would not have a material impact on our financial results. At this time, we have not entered into derivatives or other financial instrument transactions in an attempt to hedge our foreign currency exchange risk due to its immaterial nature. In the future, we may enter into such transactions should our exposure become more substantial.

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the years ended December 31, 2023 and 2022 would have resulted in an additional foreign currency translation adjustment of approximately $1.8 million and $1.9 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Sezzle Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sezzle Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
February 29, 2024

Consolidated Balance Sheets

	As of December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$67,624,212	$68,279,539
Restricted cash, current	2,993,011	1,223,119
Notes receivable	142,885,682	103,581,855
Allowance for credit losses	(12,253,041)	(10,223,451)
Notes receivable, net	130,632,641	93,358,404
Other receivables, net	1,571,728	2,532,710
Prepaid expenses and other current assets	6,223,274	4,737,688
Total current assets	209,044,866	170,131,460
Non-Current Assets
Internally developed intangible assets, net	1,898,470	1,322,836
Operating right-of-use assets	994,476	86,715
Restricted cash, non-current	82,000	20,000
Other assets	625,471	1,015,527
Total Assets	$212,645,283	$172,576,538

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$74,135,491	$83,020,739
Operating lease liabilities	57,316	79,312
Accrued liabilities	10,790,308	10,448,872
Other payables	5,261,436	4,129,371
Deferred revenue	2,643,230	1,516,228
Line of credit, net of unamortized debt issuance costs of $619,094	94,380,906	—
Total current liabilities	187,268,687	99,194,522
Long Term Liabilities
Long term debt	250,000	250,000
Operating lease liabilities	981,692	—
Line of credit, net of unamortized debt issuance costs of $1,222,525	—	63,777,475
Warrant liabilities	967,257	511,295
Other non-current liabilities	1,083,323	—
Total Liabilities	190,550,959	163,733,292

Commitments and Contingencies (see Note 10)

Stockholders' Equity*
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,826,206 and 5,507,108 shares issued, respectively; 5,697,517 and 5,478,470 shares outstanding, respectively	2,085	2,083
Additional paid-in capital	186,015,079	179,054,368
Treasury stock, at cost: 128,689 and 28,638 shares, respectively	(5,755,961)	(4,072,752)
Accumulated other comprehensive loss	(646,999)	(643,974)
Accumulated deficit	(157,519,880)	(165,496,479)
Total Stockholders' Equity	22,094,324	8,843,246
Total Liabilities and Stockholders' Equity	$212,645,283	$172,576,538

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts (excluding shares authorized and par value) have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the years ended December 31,
	2023	2022
Total income	$159,356,772	$125,570,441

Operating Expenses
Personnel	46,373,915	51,217,083
Transaction expense	39,207,768	40,776,825
Third-party technology and data	7,815,915	8,190,022
Marketing, advertising, and tradeshows	11,984,019	18,972,025
General and administrative	8,587,781	16,411,912
Provision for credit losses	23,186,973	29,437,179
Reimbursement of merger-related costs	—	(11,000,000)
Total operating expenses	137,156,371	154,005,046

Operating Income (Loss)	22,200,401	(28,434,605)

Other Income (Expense)
Net interest expense	(15,968,380)	(8,600,716)
Other income (expense), net	1,933,450	(225,606)
Loss on extinguishment of line of credit	—	(813,806)
Fair value adjustment on warrants	(455,962)	50,424
Income (Loss) before taxes	7,709,509	(38,024,309)

Income tax expense	611,487	69,447

Net Income (Loss)	7,098,022	(38,093,756)

Other Comprehensive Loss
Foreign currency translation adjustment	(3,025)	(1,207,885)

Total Comprehensive Income (Loss)	$7,094,997	$(39,301,641)

Net income (loss) per share*:
Basic	$1.27	$(7.00)
Diluted	$1.25	$(7.00)

Weighted-average shares outstanding*:
Basic	5,606,087	5,443,605
Diluted	5,678,527	5,443,605

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2022	5,374,499	$2,044	$168,338,673	$(18,545)	$(3,691,322)	$563,911	$(127,402,723)	$37,792,038
Equity based compensation	—	—	7,674,265	—	—	—	—	7,674,265
Stock option exercises	44,362	17	100,353	—	—	—	—	100,370
Restricted stock issuances and vesting of awards	35,513	13	2,635,257	—	—	—	—	2,635,270
Stock subscriptions receivable related to stock option exercises	35,362	13	305,820	(305,833)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	324,378	—	—	—	324,378
Repurchase of common stock	(11,266)	(4)	—	—	(381,430)	—	—	(381,434)
Foreign currency translation adjustment	—	—	—	—	—	(1,207,885)	—	(1,207,885)
Net loss	—	—	—	—	—	—	(38,093,756)	(38,093,756)
Balance at December 31, 2022	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Equity based compensation	—	—	3,313,659	—	—	—	—	3,313,659
Stock option exercises	16,343	—	26,996	—	—	—	—	26,996
Restricted stock issuances and vesting of awards	296,510	3	3,620,056	—	—	—	—	3,620,059
Repurchase of common stock	(100,051)	(1)	—	—	(1,683,209)	—	—	(1,683,210)
Foreign currency translation adjustment	—	—	—	—	—	(3,025)	—	(3,025)
Net income	—	—	—	—	—	—	7,098,022	7,098,022
Balance at December 31, 2023	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
Operating Activities:
Net income (loss)	$7,098,022	$(38,093,756)
Adjustments to reconcile net income (loss) to net cash (used for) provided from operating activities:
Depreciation and amortization	855,803	847,126
Provision for credit losses	23,186,973	29,437,179
Provision for other credit losses	3,351,966	9,257,284
Equity based compensation and restricted stock vested	6,933,718	10,309,535
Amortization of debt issuance costs	732,029	983,745
Impairment losses on long-lived assets	42,247	39,512
Fair value adjustment on warrants	455,962	(50,424)
Loss on extinguishment of line of credit	—	813,806
Loss on sale of fixed assets	25,621	79,683
Changes in operating assets and liabilities:
Notes receivable	(59,364,299)	10,590,769
Other receivables	(2,390,165)	(6,710,739)
Prepaid expenses and other assets	(1,219,639)	(1,353,026)
Merchant accounts payable	(9,115,285)	(12,928,944)
Other payables	1,120,852	1,281,500
Accrued liabilities	1,416,863	2,476,822
Deferred revenue	1,126,966	1,516,228
Operating leases	51,933	15,548
Net Cash (Used for) Provided from Operating Activities	(25,690,433)	8,511,848

Investing Activities:
Purchase of property and equipment	(81,609)	(52,236)
Internally developed intangible asset additions	(1,283,983)	(955,841)
Net Cash Used for Investing Activities	(1,365,592)	(1,008,077)

Financing Activities:
Proceeds from line of credit	54,849,000	71,155,556
Payments to line of credit	(24,849,000)	(84,955,556)
Payments of debt issuance costs	(128,598)	(1,330,901)
Payment of debt extinguishment costs	—	(600,307)
Proceeds from stock option exercises	26,996	100,370
Stock subscriptions collected related to stock option exercises	—	324,378
Repurchase of common stock	(1,683,210)	(381,434)
Net Cash Provided From (Used for) Financing Activities	28,215,188	(15,687,894)

Effect of exchange rate changes on cash	17,402	(1,183,387)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,159,163	(8,184,123)
Cash, cash equivalents, and restricted cash, beginning of period	69,522,658	78,890,168
Cash, cash equivalents, and restricted cash, end of period	$70,699,223	$69,522,658

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,059,263	$8,005
Issuance of warrants	—	561,719

Supplementary disclosures:
Interest paid	$16,362,536	$7,790,430
Income taxes paid	452,426	65,395

See the accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Sezzle Inc. (“Sezzle”, the “Company”, “we”, “us”, or “our”) is a technology-enabled payments company based in the United States with operations in the United States and Canada. We are a Delaware Public Benefit Corporation formed on January 4, 2016. We offer our payment solution in-store and at online retail stores, connecting consumers with merchants via a proprietary payments solution that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the items that they need now while paying over time in interest-free installments.

Merchants turn to us to increase sales by tapping into our existing user base, increase conversion rates, increase spend per transaction, increase purchase frequency, and reduce return rates, all without bearing any credit risk. We are a high-growth, networked platform that benefits from a symbiotic and mutually beneficial relationship between merchants and consumers.

Our core product allows consumers to make online purchases and split the payment for the purchase over four equal, interest-free payments over six weeks. The consumer makes the first payment at the time of checkout and makes the subsequent payments every two weeks thereafter. For our core direct integration solution, the purchase price, less merchant fees, is paid to merchants by us in advance of collecting the purchase price installments from the consumer. For our virtual card solution, the full purchase price is paid to merchants at the time of sale, and we separately invoice the merchant for merchant fees due to us to the extent applicable.

We are headquartered in Minneapolis, Minnesota.

Concentrations of Credit Risk

Our cash, cash equivalents, restricted cash, and notes receivable are potentially subject to concentrations of credit risk. Cash, cash equivalents, and restricted cash are placed in depository accounts with financial institutions that management believes are reputable and high-quality. We have balances with financial institutions that exceed the Federal Deposit Insurance Corporation (“FDIC”) and foreign equivalents’ insurance limits. As of the date of this report, we have not experienced losses on such accounts.

Our notes receivables are derived from extending credit to consumers, which exposes us to the risk of credit losses. Changes in economic conditions may result in higher credit losses. We establish credit lines for consumers individually that helps mitigate credit risk. The allowance for credit losses is adequate for covering any potential losses on outstanding notes receivable. Refer to Note 3 for more information. No consumer accounted for more than 10% of net notes receivable as of December 31, 2023 and 2022.

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

Cash and Cash Equivalents

We consider all money market funds and other highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We accept Automated Clearing House ("ACH"), Electronic Funds Transfer ("EFT"), debit card, and credit card payment methods from consumers to settle receivables, and these transactions are generally transmitted through third parties. The payments due from the third parties are generally settled within three days of initiation.

Restricted Cash

We are required to maintain cash balances in a bank account in accordance with certain lending agreements. The bank account is our property, but access to consumer payments is controlled by our line of credit providers. On a regular basis, cash received from consumers is deposited into the bank account and subsequently made available to us through periodic settlement reporting with our line of credit providers. Cash deposits to the bank account represent cash received from pledged receivables, including consumer payments and affiliate partner payments. The minimum balance consists of accrued interest on the drawn credit facility, accrued interest on the unused portion of the credit facility, and accrued management fees charged by our line of credit providers. We are permitted to withdraw cash from the bank account provided we meet certain requirements of the line of credit. We are also required to maintain minimum balances in deposit accounts to fund merchants using our virtual card solution and to cover consumer card chargebacks. These accounts are classified as current restricted cash on the consolidated balance sheets.

We are required to maintain a cash balance held in a reserve account to cover ACH transactions. We are also required to have a minimum balance in our operating cash account during the duration of our headquarters’ operating lease pursuant to our lease agreement. The cash balances within these accounts are classified as non-current restricted cash on the consolidated balance sheets.

Notes Receivables and Allowance for Credit Losses

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

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which includes unpaid principal and reschedule fee balances, adjusted for unearned transaction income, direct loan origination costs, and charge-offs. The amortized cost basis is adjusted for the allowance for credit losses within notes receivable, net.

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. In 2022, we maintained an allowance for credit losses at a level necessary to absorb estimable probable losses on principal and reschedule fee receivables from consumers. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income (loss) through the provision for credit losses on our consolidated statements of operations and comprehensive income (loss). While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate. See Note 3 for more information about our notes receivable.

Debt Issuance Costs

Costs incurred in connection with originating debt are capitalized and are classified in the consolidated balance sheets as a reduction of the financial statement line item for which those costs relate. Debt issuance costs are amortized over the life of the underlying debt obligation utilizing the straight-line method, which approximates the effective interest method. In the event of an extinguishment of debt, the remaining unamortized debt issuance costs related to the extinguished debt are immediately expensed. Amortization of debt issuance costs is included within net interest expense on the consolidated statements of operations and comprehensive income (loss).

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

Amortization expense is recorded within general and administrative on the consolidated statements of operations and comprehensive income (loss). See Note 6 for further information.

We review the carrying value of internally developed intangible assets for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairments for the years ended December 31, 2023 and 2022 were not material. Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2023 and 2022, we have not renewed or extended the initial determined life for any of our recognized internally developed intangible assets.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of receivables, nondeductible interest, equity based compensation, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance is recorded against our deferred tax assets.

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2023 and 2022, we have not recorded any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs are expensed as incurred and consist of traditional marketing, digital marketing, sponsorships, promotional product expenses, and contractual obligations to co-market the Sezzle brand. Such costs were $11,636,719 and $18,476,899 for the years ended December 31, 2023 and 2022, respectively, and were recorded within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss).

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Black-Scholes and Monte Carlo Simulation models incorporate assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of both its shares of common stock and its defined peer group. The fair value of restricted stock awards and restricted stock units that vest based on service conditions is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units and recognize award forfeitures as they occur. Refer to Note 12 for further information about our equity based compensation plans.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Our estimates and judgments are based on historical experience and various other assumptions that we believe are reasonable under the circumstances. The amount of assets and liabilities reported on our consolidated balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, determining the allowance for credit losses recorded against outstanding receivables, the valuation of equity based compensation, and income taxes.

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

We measure the value of our money market securities based on Level 1 inputs. The warrant liabilities were valued using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities is the expected volatility of our common stock. Refer to Note 8. Warrant Obligations for the changes in fair value of the warrant liabilities and quantitative information regarding the Level 3 fair value measurement of the warrant liabilities.

Our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents:
Money market securities	$14,432	$—	$—	$14,432	$333,158	$—	$—	$333,158

Liabilities:
Warrant liabilities	$—	$—	$967,257	$967,257	$—	$—	$511,295	$511,295

The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,609,780	$67,609,780	$—	$—	$67,609,780
Restricted cash	3,075,011	3,075,011	—	—	3,075,011
Notes receivable, net	130,632,641	—	—	130,632,641	130,632,641
Total assets	$201,317,432	$70,684,791	$—	$130,632,641	$201,317,432
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	94,380,906	—	94,380,906	—	94,380,906
Total liabilities	$94,630,906	$—	$94,630,906	$—	$94,630,906

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,946,381	$67,946,381	$—	$—	$67,946,381
Restricted cash(2)	1,243,119	1,243,119	—	—	1,243,119
Notes receivable, net	93,358,404	—	—	93,358,404	93,358,404
Total assets	$162,547,904	$69,189,500	$—	$93,358,404	$162,547,904
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	63,777,475	—	63,777,475	—	63,777,475
Total liabilities	$64,027,475	$—	$64,027,475	$—	$64,027,475

(1)Excludes $14,432 and $333,158 as of December 31, 2023 and 2022, respectively, relating to money market securities that are reported at fair value.
(2)Includes both restricted cash, current and restricted cash, non-current as disclosed on the consolidated balance sheets.

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location, nor are there any significant individual customer concentrations by balance.

Foreign Currency

We work with international merchants, creating exposure to gains and losses from foreign currency exchanges. Our income and cash can be affected by movements in the Canadian Dollar, Euro, Indian Rupee, and Brazilian Real. Gains (losses) from foreign exchange rate fluctuations that affected our net income (loss) totaled $207,647 and ($118,831) for the years ended December 31, 2023 and 2022, respectively. Foreign currency exchange gains and losses are recorded within other income (expense), net, on the consolidated statements of operations and comprehensive income (loss).

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Under ASC 830, if our assets and liabilities are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive loss. Foreign currency translation adjustment loss totaled ($3,025) and ($1,207,885) for the years ended December 31, 2023 and 2022, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our net income (loss) or total comprehensive income (loss).

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
We adopted this ASU on a modified retrospective basis. The adoption of this ASU resulted in a decrease in our allowance for credit losses and an increase in retained earnings of approximately $0.9 million. The decrease in our allowance for credit losses was related to the inclusion of future recoveries in our estimate. The adoption of this ASU had no material impact on our allowance for credit losses related to late payment fees receivable. There was no impact on our net deferred tax asset given the full valuation allowance recorded.

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

ASU 2023-07, Segment Reporting Improvements to Reportable Segment Disclosures
This ASU requires disclosure of incremental segment information on an annual basis (and interim basis beginning January 1, 2025) for all public entities, including entities with one reportable segment. Such incremental disclosures include information about significant segment expenses, how chief operating decision makers measure a segment’s profit or loss, and qualitative information about how a chief operating decision maker assesses segment performance.
January 1, 2024
We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will disclose information about significant segment expenses, how management assesses our single segment’s performance, and other required disclosures in our 2024 annual consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU requires enhanced disclosures on the income tax rate reconciliation, income taxes paid, and other income tax-related disclosures. Such disclosures include disclose of specific categories in the rate reconciliation, qualitative information about significant components of income tax, and disaggregation of income taxes paid by federal, state, and local jurisdiction.
January 1, 2025
We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will include the enhanced disclosure requirements in our 2025 annual consolidated financial statements.

Note 2. Total Income

Total income was $159,356,772 and $125,570,441 for the years ended December 31, 2023 and 2022, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total income is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the underlying order’s duration using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. Merchant processing fees totaled $75,249,247 and $92,101,949 for the years ended December 31, 2023 and 2022, respectively.
We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income is recognized over the underlying order’s duration using the effective interest method and promotional incentives are recognized as they are earned during the promotional period. Partner income totaled $15,336,902 and $7,662,960 for the years ended December 31, 2023 and 2022, respectively.
Transaction income also includes income from consumers when they choose to make an installment payment, excluding the first installment, using a card pursuant to state law. These fees are recognized at the time a payment is processed and totaled $19,152,908 and $2,834,287 for the years ended December 31, 2023 and 2022, respectively.

Subscription Revenue

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely payment and are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $9,742,652 and $12,559,835 for the years ended December 31, 2023 and 2022, respectively.

Disaggregation of Total Income

Our total income by category and Accounting Standards Codification (“ASC”) recognition criteria for the years ended December 31, 2023 and 2022 is as follows:

	2023			2022
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$87,099,569	$22,639,488	$109,739,057	$98,379,056	$4,220,138	$102,599,194
Subscription revenue	—	29,713,062	29,713,062	—	5,279,864	5,279,864
Income from other services	11,631,041	8,273,612	19,904,653	15,232,341	2,459,042	17,691,383
Total income	$98,730,610	$60,626,162	$159,356,772	$113,611,397	$11,959,044	$125,570,441

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a note receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $3,340,150 and $4,068,332 as of December 31, 2023 and 2022, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $2,643,230 and $1,516,228 as of December 31, 2023 and 2022, respectively. All deferred revenue as of December 31, 2022 was recognized during the year ended December 31, 2023.

Income from other services that falls under the scope of ASC Topic 310 primarily relates to late payment fees. Such fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible. Income from other services that fall under the scope of ASC 606 comprises a single performance obligation which is satisfied immediately and not deferred.

Concentrations of Total Income

For the year ended December 31, 2023, there were no concentrations of total income that exceeded ten percent. For the year ended December 31, 2022, approximately 14% of total income was earned from one merchant.

Note 3. Notes Receivable and Allowance for Credit Losses

As of December 31, 2023 and 2022, our notes receivable at amortized cost was comprised of the following:

	2023	2022
Notes receivable, gross	$146,225,832	$107,650,187
Deferred transaction income	(3,340,150)	(4,068,332)
Notes receivable, amortized cost	$142,885,682	$103,581,855

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

We closely monitor credit quality for our notes receivable to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay, and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”). We evaluate the credit risk of our portfolio by grouping Prophet Scores into three buckets that range from A to C, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. Our risk and fraud team closely monitors the distribution of Prophet Scores for signs of changes in credit risk exposure and portfolio performance. The risk and fraud team also regularly evaluates the integrity of the Prophet Score machine learning model and updates it as necessary, but at least annually. We last updated the Prophet Score model in October 2023.

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of December 31, 2023 is as follows:

	2023
	Amortized cost basis by year of origination
	2023	2022	Total
A	$47,752,196	$—	$47,752,196
B	58,815,920	257	58,816,177
C	35,832,476	2,708	35,835,184
No score	482,125	—	482,125
Total amortized cost	$142,882,717	$2,965	$142,885,682

The amortized cost basis of our notes receivable by delinquency status as of December 31, 2023 is as follows:

2023
Current	$129,681,699
1–28 days past due	6,808,467
29–56 days past due	3,015,612
57–90 days past due	3,379,904
Total amortized cost	$142,885,682

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

In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. Roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default.

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the year ended December 31, 2023 and 2022 is as follows:

	For the years ended December 31,
	2023	2022
Balance at beginning of period	$10,223,451	$23,114,173
Adoption of Accounting Standards Update No. 2016-13	(878,577)	—
Provision for credit losses	23,186,973	29,437,179
Charge-offs	(24,006,322)	(47,367,942)
Recoveries of charged-off receivables	3,727,516	5,040,041
Balance at end of period	$12,253,041	$10,223,451

Net charge-offs by year of origination for the year ended December 31, 2023 is as follows:

	2023	2022	2021	2020	2019	Total
Current period gross charge-offs	$(15,425,979)	$(8,561,426)	$(18,060)	$(650)	$(207)	$(24,006,322)
Current period recoveries	604,292	1,964,853	853,901	231,876	72,594	3,727,516
Current period net charge-offs	$(14,821,687)	$(6,596,573)	$835,841	$231,226	$72,387	$(20,278,806)

Note 4. Other Receivables

As of December 31, 2023 and 2022, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

	2023	2022
Late payment fees receivable, net	$548,649	$209,734
Receivables from merchants, net	1,023,079	2,322,976
Other receivables, net	$1,571,728	$2,532,710

Late payment fees are applied to principal installments that are delinquent for more than 48 hours, subject to regulations within specific state jurisdictions, after the scheduled installment payment date. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of December 31, 2023 and 2022, gross late payment fees receivable totaled $1,821,002 and $1,190,447, respectively.

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on late payment fees receivable from our consumers. In 2022, we maintained an allowance for credit losses at a level necessary to absorb estimable probable losses on late payment fees receivable from consumers. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses. Any adjustment to the allowance for credit losses is recognized in net income (loss) through an offset to total income on our consolidated statements of operations and comprehensive income (loss). Payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered.

The activity in the allowance for credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the year ended December 31, 2023 and 2022 is as follows:

	For the years ended December 31,
	2023	2022
Balance at beginning of period	$980,713	$1,691,071
Provision for other credit losses	3,351,966	7,588,253
Charge-offs	(3,668,673)	(9,551,048)
Recoveries of charged-off receivables	608,347	1,252,437
Balance at end of period	$1,272,353	$980,713

Receivables from merchants primarily represent merchant fees receivable for orders settled with our virtual card solution. Virtual card transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice the merchant for the merchant fees due to us. Expected losses on merchant fees receivable are minimal, therefore, there is no allowance for credit losses recorded.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

We offer our merchants an interest-bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $53,616,718 and $66,469,982 were recorded within the merchant interest program balance as of December 31, 2023 and 2022, respectively.

Effective March 20, 2023, all deferred payments retained in the program bear interest at a fixed rate of 5.20% on an annual basis, compounding daily. Between August 1, 2022 and March 19, 2023 deferred payments retained in the program bore interest at a fixed rate of 3.80% on an annual basis, compounding daily. Between March 1, 2022 and July 31, 2022 deferred payments retained in the program bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.00% on an annual basis, compounding daily, and prior to March 1, 2022 the LIBOR daily (3 month) rate plus 3.00% on an annual basis, compounding daily. The average annual percentage yield and related interest expense was 4.31% and $2,587,908, and 3.56% and $2,484,997 for the years ended December 31, 2023 and 2022, respectively.

Deferred payments are due on demand, up to $250,000 during any seven-day period, at the request of the merchant. Any request larger than $250,000 is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include, but are not limited to, maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 6. Internally Developed Intangible Assets

As of December 31, 2023 and 2022, internally developed intangible assets, net, consisted of the following:

	2023	2022
Internally developed intangible assets, gross	3,742,236	2,550,420
Less accumulated amortization	(1,843,766)	(1,227,584)
Internally developed intangible assets, net	$1,898,470	$1,322,836

Amortization expense relating to internally developed intangible assets was $666,104 and $503,907 for the years ended December 31, 2023 and 2022, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive income (loss).

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $95,000,000 and $65,000,000 as of December 31, 2023 and 2022, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of December 31, 2023 and 2022, we had pledged $131,379,797 and $89,797,068 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $3,534,848 and $477,606 as of December 31, 2023 and 2022, respectively.

Expenses related to our lines of credit for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Interest expense on utilization	$13,424,888	$5,114,727
Interest expense on unused daily amounts	106,870	268,787
Amortization of debt issuance costs	732,029	983,745
Loss on extinguishment of line of credit	—	813,806

For the years ended December 31, 2023 and 2022, our lines of credit carried an average interest rate of 16.78% and 7.11%, respectively.

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

Our 2021 Credit Agreement referenced “Adjusted SOFR,” which is defined as the U.S. Federal Reserve Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262%. From January 1, 2022 to July 30, 2022, the 2021 Credit Agreement carried an interest rate of Adjusted SOFR plus 3.375% and Adjusted SOFR plus 10.689% with an Adjusted SOFR floor rate of 0.25% for funds borrowed from the Class A lender and Class B lenders, respectively. Effective July 31, 2022, the interest rate increased to Adjusted SOFR plus 4.375% and Adjusted SOFR plus 11.689% for funds borrowed from the Class A lender and Class B lenders, respectively. Interest on borrowings was due on collection dates as specified in the loan agreement, typically every two weeks.

Additionally, during 2022 any unused daily amounts incurred a variable facility fee dependent on the percentage of the facility utilized. If less than one-third of the facility was used, the rate was 0.65% per annum; if between one-third and two-thirds of the facility was used, the rate was 0.50% per annum; and if more than two-thirds of the facility was used, the rate was 0.35% per annum.

The 2021 Credit Agreement contained customary representations, warranties, affirmative and negative covenants, financial covenants, events of default (including upon change of control or upon collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants included restrictions regarding incurrence or guarantee of additional indebtedness, incurrence of liens, making investments or other restricted payments, acquiring assets or subsidiaries, selling assets, paying dividends or distributions, repurchasing or redeeming capital stock, transacting with affiliates, and engaging in liquidations or mergers, in each case subject to certain exceptions and qualifications. The financial covenants required us to meet financial tests related to tangible net worth, liquidity, and leverage.

In the event of a prepayment due to a broadly marketed and distributed securitization transaction with a party external to the agreement, an exit fee of 0.75% of such prepaid balance was due to the lender upon such transaction. On October 14, 2022, we amended the 2021 Credit Agreement, effectively terminating the agreement, and incurred a loss of $813,806 related to the extinguishment.

2022 Credit Agreement

On October 14, 2022, we entered into a secured revolving credit facility (the “2022 Credit Agreement”) with Bastion Funding IV, LLC and other certain lenders. The 2022 Credit Agreement has a borrowing capacity of up to $100,000,000 and a maturity date of October 14, 2024. The borrowing base is 75% of pledged, eligible notes receivable. The 2022 Credit Agreement carries an interest rate of Adjusted SOFR plus 11.5%, with an Adjusted SOFR floor rate of 1.0%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically every two weeks. We incur an unused facility fee of 0.50% per annum on the difference between the maximum borrowing capacity and the amount outstanding. We were also required to maintain a minimum outstanding balance of $50,000,000 prior to January 31, 2023, and $75,000,000 between January 31, 2023 and March 30, 2023. Beginning on March 31, 2023, we are required to maintain a minimum outstanding balance of $80,000,000.

The 2022 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, financial covenants, events of default (including upon change of control or upon collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants include restrictions regarding incurrence or guarantee of additional indebtedness, incurrence of liens, making investments or other restricted payments, acquiring assets or subsidiaries, selling assets, paying dividends or distributions, repurchasing or redeeming capital stock, transacting with affiliates, engaging in liquidations or mergers, and making changes to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. The financial covenants require us to meet financial tests related to tangible net worth, liquidity, and leverage. We were in compliance with all of our covenants as of December 31, 2023 and 2022.

Note 8. Warrant Obligations

On October 14, 2022, in connection with entering into the 2022 Credit Agreement, we issued our lenders warrants to purchase up to 54,610 shares of our common stock as consideration for the revolving credit facility. These warrants are exercisable until October 14, 2029 at an exercise price of A$18.62 per share.

In connection with the warrant issuance, we recognized a line of credit commitment asset of $561,719 upon execution of the warrant agreement, valued utilizing the Black-Scholes valuation model. This asset is amortized over the two year term of the credit agreement. As of December 31, 2023 and 2022, the carrying value of this asset was $221,307 and $501,783, respectively, and recorded within other assets on the consolidated balance sheets.

The warrants are denominated in Australian dollars and therefore are not considered indexed to the Company’s stock given our functional currency is the U.S. dollar. Therefore, we recognize the warrants as a liability on the consolidated balance sheets and revalue the warrants to their fair value as of each reporting date. We valued the warrants as of December 31, 2023 and 2022 using the Black-Scholes valuation model with the following inputs:

	2023	2022
Risk-free interest rate	3.94%	3.88%
Expected volatility	107%	115%
Expected life (in years)	5.8	6.8
Weighted average estimated fair value of options granted	$17.71	$9.36

As of December 31, 2023 and 2022, the weighted average exercise price for the warrants was $12.69 and $12.67, respectively, and their fair market value was $967,257 and $511,295, respectively. None of the warrants have been exercised or cancelled.

For the years ended December 31, 2023 and 2022, we recognized a fair value remeasurement (loss) gain of ($455,962) and $50,424, respectively, within other income (expense) on the consolidated statements of operations and comprehensive income (loss).

Note 9. Income Taxes

The components of income (loss) before taxes for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
United States	$6,949,525	$(32,493,098)
International	759,984	(5,531,211)
Total	$7,709,509	$(38,024,309)

The components of income tax expense for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Current tax expense
Federal	$421,237	$—
Foreign	—	—
State	190,250	69,447
Deferred tax expense
Federal	—	—
Foreign	—	—
State	—	—
Income tax expense	$611,487	$69,447

The components of the net deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$21,713,610	$25,459,247
Allowance for credit losses	3,141,395	3,389,435
Equity based compensation	802,100	1,322,642
Research and experimental expenditures	412,699	216,391
Lease liability	285,415	17,575
Startup costs	8,339	9,514
Accruals	922,553	458,609
Nondeductible interest	5,691,795	3,816,974
Other	60,819	365,743
Total net deferred tax assets	33,038,725	35,056,130
Valuation allowance	(32,450,807)	(34,868,210)
Deferred tax liabilities:
Depreciation and amortization	(291,252)	(168,505)
Right-of-use asset	(296,666)	(19,415)
Total net deferred tax liabilities	(587,918)	(187,920)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our provision for income taxes at the federal statutory rate to the reported income tax provision for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Computed "expected" tax benefit	21.0%	(21.0)%
State income tax benefit, net of federal tax effect	5.8	(2.6)
Nondeductible equity based compensation	10.2	9.7
Other permanent differences	1.7	(0.5)
Change in valuation allowance	(30.9)	15.9
Foreign rate differentials and other	0.1	(1.3)
Income tax expense	7.9%	0.2%

As of December 31, 2023, we had federal, state, and foreign net operating loss carryforwards of approximately $70,548,000, $41,328,000, and $18,357,000, respectively. The federal net operating loss carryforwards that originated after 2017 have an indefinite life and may be used to offset 80% of a future year’s taxable income. The federal net operating loss carryforwards that originated prior to 2018 have expiration dates between 2036 and 2037. The state net operating losses will carryforward for between 5 years and indefinitely and begin to expire in 2027.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. We do not believe an ownership change under Section 382 has occurred.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $32,450,807 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The change in valuation allowance was ($2,417,403) and $6,026,185 for the years ended December 31, 2023 and 2022, respectively.

We file income tax returns in the U.S. federal jurisdiction, Brazil, Canada, Germany, India, Lithuania, the Netherlands, and various U.S. states. We do not believe a material uncertain tax position exists as of December 31, 2023. Based on our assessment of many factors, including past experience and complex judgements about future events, we do not currently anticipate significant changes in our uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, we recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2023, we had no accrued interest and penalties. Our federal and state tax returns are open for review going back to the 2020 tax year.

Management’s intention is to reinvest foreign earnings into our foreign operations. To date, our various foreign subsidiaries do not have any earnings.

Note 10. Commitments and Contingencies

Merchant Contract Obligations

We have entered into several agreements with third parties in which we will reimburse these third parties for mutually agreed upon co-branded marketing and advertising costs. As of December 31, 2023 and 2022, we had outstanding agreements that stipulate we will commit to spend up to approximately $0.2 million and $19.4 million, respectively, in marketing and advertising spend in future periods. These agreements have remaining contractual terms of less than one year.

Expenses incurred relating to these agreements totaled $10,583,307 and $17,023,522 for the years ended December 31, 2023 and 2022, respectively. These expenses are included within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income (loss).

Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the third party meeting specified criteria, such as achieving implementation benchmarks. As of December 31, 2022, we had outstanding agreements that stipulate we may spend approximately $6.1 million in future periods if such criteria are met. We had no material outstanding agreements related to such costs as of December 31, 2023.

Note 11. Stockholders’ Equity

Repurchase of Common Stock

We retain a portion of vested restricted stock units to cover withholding taxes for employees. As of December 31, 2023, we had withheld 128,689 shares at a value totaling $5,755,961. As of December 31, 2022, we had withheld 28,638 shares at a value totaling $4,072,752. We recognize these amounts as treasury stock, at cost, within the consolidated balance sheets as a reduction to stockholders’ equity.

Note 12. Equity Based Compensation

We issue incentive and non-qualified stock options, restricted stock units, and restricted stock awards to employees and non-employees with vesting requirements varying from six months to four years. We utilize the Black-Scholes valuation model for valuing stock option issuances and the grant date fair value for valuing restricted stock issuances.

Equity based compensation expense, including vesting of restricted stock units, totaled $6,933,718 and $10,309,535 for the years ended December 31, 2023 and 2022, respectively. Equity based compensation expense is recorded within personnel on the consolidated statements of operations and comprehensive income (loss).

2016 Employee Stock Option Plan

We adopted the 2016 Employee Stock Option Plan on January 16, 2016. The number of awards authorized for issuance under the plan was 263,158. We had 61,292 and 77,529 options issued and outstanding under the plan as of December 31, 2023 and 2022, respectively. We had no restricted stock awards issued and outstanding as of December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, 16,768 and 69,968 options were exercised into 16,343 and 69,304 shares of common stock, respectively. The differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2019 Equity Incentive Plan

We adopted the 2019 Equity Incentive Plan on June 25, 2019. The number of awards authorized for issuance under the plan was 684,211. We had 186,739 and 212,958 options issued and outstanding as of December 31, 2023 and 2022, respectively. We had no restricted stock units issued and outstanding as of December 31, 2023, and 5,280 restricted stock units issued and outstanding as of December 31, 2022. During the year ended December 31, 2023, no options were exercised. During the year ended December 31, 2022, 12,041 options were exercised into 10,420 shares of common stock. The differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2021 Equity Incentive Plan

We adopted the 2021 Equity Incentive Plan on June 15, 2021. The number of awards originally authorized for issuance under the plan is 1,092,013. As of December 31, 2023 and 2022, we had 5,675 and 6,163 options issued and outstanding, respectively. We had 353,971 and 337,660 restricted stock units issued and outstanding as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, no options issued under this plan were exercised into shares of common stock.

The following tables summarize the options issued, outstanding, and exercisable under our equity based compensation plans as of December 31, 2023 and 2022:

	For the year ended December 31, 2023
	Number of Options*	Weighted Average Exercise Price*	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	296,650	$59.28	$686,035	6.14
Granted	—	—	—	—
Exercised	(16,343)	1.90	203,269	—
Canceled	(26,601)	72.85	—	—
Outstanding, end of year	253,706	62.01	1,146,614	5.85
Exercisable, end of year	232,041	56.42	1,139,545	5.72
Expected to vest, end of year	21,665	$121.85	$7,069	7.30

	For the year ended December 31, 2022
	Number of Options*	Weighted Average Exercise Price*	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	557,785	$66.12	$23,079,520	7.76
Granted	10,405	27.74	—	—
Exercised	(79,724)	6.08	2,383,405	—
Canceled	(191,816)	98.42	—	—
Outstanding, end of year	296,650	59.28	686,035	6.14
Exercisable, end of year	254,118	49.40	685,914	5.89
Expected to vest, end of year	42,532	$117.80	$121	7.61

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

The following table represents the assumptions used for estimating the fair values of stock options granted to our employees, contractors, and non-employees under the Black-Scholes valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

	2023	2022
Risk-free interest rate	0.00%–0.00%	3.46%–3.91%
Expected volatility	0.00%–0.00%	115.75%–116.01%
Expected life (in years)	0.00	6.00
Weighted average estimated fair value of options granted	$—	$27.74

Restricted stock award and restricted stock unit transactions during the years ended December 31, 2023 and 2022 are summarized as follows:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Number of Shares*	Weighted Average Grant Date Fair Value*	Number of Shares*	Weighted Average Grant Date Fair Value*
Unvested shares, beginning of year	342,940	$30.02	153,242	$160.36
Granted	356,679	18.00	400,363	22.42
Vested	(293,878)	25.09	(36,537)	144.78
Forfeited or surrendered	(49,138)	35.35	(174,128)	104.12
Unvested shares, end of year	356,603	$21.32	342,940	$30.02

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

During the year ended December 31, 2023, employees and non-employees received restricted stock units totaling 354,047 and restricted stock awards totaling 2,632. Vesting of restricted stock units totaled 293,878. The shares underlying the restricted stock units granted in 2023 were assigned a weighted average fair value of $18.00 per share, for a total value of $6,420,222. The restricted stock issuances are scheduled to vest over a range of one to four years.

During the year ended December 31, 2022, employees and non-employees received restricted stock units totaling 400,363. Vesting of restricted stock units and restricted stock awards totaled 35,513 and 1,024, respectively. The shares underlying the restricted stock units granted in 2022 were assigned a weighted average fair value of $22.42 per share, for a total value of $8,976,136. The restricted stock issuances are scheduled to vest over a range of one to four years.

As of December 31, 2023, the total compensation cost related to non-vested awards not yet recognized is $7,508,560 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.5 years.

As of December 31, 2022, the total compensation cost related to non-vested awards not yet recognized is $9,984,655 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.0 years.

Note 13. Employee Benefit Plan

During the years ended December 31, 2023 and 2022, we sponsored a defined contribution 401(k) plan for eligible U.S. employees. Participants in the plan can elect to defer a portion of their eligible compensation, on a pre- or post-tax basis, subject to annual statutory contribution limits. During the years ended December 31, 2023 and 2022, we also sponsored a defined contribution Registered Retirement Savings Plan (“RRSP”) for eligible Canadian employees. Participants in the RRSP can elect to defer a portion of their eligible compensation on a pre-tax basis, subject to annual statutory contribution limits. Assets under both plans are held separately from ours in funds under the control of a third-party trustee.

We match employee contributions on a dollar-for-dollar basis up to six percent of their annual salary under both plans. During the years ended December 31, 2023 and 2022, we incurred expenses of $1,347,195 and $1,455,004, respectively, related to matching contributions.

Note 14. Reimbursement of Merger-Related Costs

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

Note 15. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options and assumed vesting of restricted stock units (if dilutive). In periods where we reported a net loss, the diluted net loss per share is the same as basic net loss per share because the impact of including assumed exercises of stock options and vesting of restricted stock units would have an anti-dilutive impact. Diluted net income (loss) per share was computed using the treasury stock method for warrants, stock options, and restricted stock units.

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the years ended December 31,
	2023	2022
Numerator:
Net income (loss)	$7,098,022	$(38,093,756)

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,606,087	5,443,605
Diluted shares:
Stock options	66,841	—
Warrants	5,599	—
Weighted-average shares outstanding	5,678,527	5,443,605

Net income (loss) per share:
Basic	$1.27	$(7.00)
Diluted	$1.25	$(7.00)

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 301,465 shares were excluded from the denominator of diluted net income per share for the year ended December 31, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

Lease Agreement

On June 9, 2023, the Company entered into an office lease agreement with 601 Minnesota MT LLC, a Delaware limited liability company, to provide for the Company’s corporate headquarters in Minneapolis, Minnesota, as further described in the “Properties” section of this Form 10-K.

The foregoing description of the office lease agreement is qualified in all respects by reference to the full text of the form of the office lease agreement, which is attached as Exhibit 10.5 here and incorporated by reference herein.

Indemnification Agreements

On February 26, 2024 the Company entered into amended and restated indemnification agreements with each member of the board of directors and certain officers, including Executive Chairman and Chief Executive Officer, Charlie Youakim, and Executive Director and President, Paul Paradis. On February 26, 2024, the Company also entered into an indemnification agreement with Karen Webster, appointed to the Company’s board of directors on February 5, 2024. Each agreement provides that, subject to certain exceptions and limitations set forth therein, the Company will indemnify and advance certain expenses to the indemnified party to the fullest extent, and only to the extent, permitted by applicable law in effect as of the date of the agreement and to such greater extent as applicable law may thereafter from time to time permit.
The foregoing description of the indemnification agreements is qualified in all respects by reference to the full text of the form of the indemnification agreement, which is attached as Exhibit 10.6 here and incorporated by reference herein.

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2023, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On November 20, 2023, Paul Paradis, the Company’s Executive Director and President, adopted a Rule 10b5-1 trading arrangement (the “Paradis Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Paradis Plan provides for the potential sale of up to 131,580 shares of the Company’s common stock, from February 23, 2024 until termination of the Paradis Plan on November 27, 2024, or earlier if all transactions under the Paradis Plan are completed.

However, our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023.

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

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	10-12G/A	000-56267	10/25/2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	000-56267	5/15/2023
3.3	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/2021
4.1	Description of Capital Stock				X
10.1	Revolving Credit and Security Agreement dated as of October 14, 2022 among Sezzle Funding SPE II, LLC, lenders party thereto and Bastion Funding IV, LLC	8-K	000-56267	8/14/2022
10.2	Pledge and Guaranty Agreement dated as of October 14, 2022 by and between Sezzle Funding SPE II Parent, LLC, and Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/2022
10.3	Limited Guaranty and Indemnity Agreement dated as of October 14, 2022 by Sezzle Inc. for the benefit of Bastion Funding IV, LLC, in its capacity as administrative agent	8-K	000-56267	8/14/2022
10.4	Form of Warrant Agreement	8-K	000-56267	8/14/2022
10.5	Office Lease by and between 601 Minnesota MT LLC and Sezzle Inc., dated June 9, 2023.				X
10.6	Form of Indemnification Agreement				X
10.7	Form of Director Agreement	10-12G/A	000-56267	10/25/2021
10.8	Employment Agreement between Sezzle Inc. and Charles Youakim, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.9	Employment Agreement between Sezzle Inc. and Paul Paradis, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.10	Employment Agreement between Sezzle Inc. and Karen Hartje, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.11	Sezzle 2016 Employee Stock Option Plan #	10-12G/A	000-56267	10/25/2021
10.12	Sezzle 2019 Equity Incentive Plan #	10-12G	000-56267	4/13/2021
10.13	Sezzle 2021 Equity Incentive Plan #	10-12G/A	000-56267	10/25/2021
10.14	Form of Notice of Option Award #	10-12G	000-56267	4/13/2021
10.15	Form of Notice of RSU Award #	10-12G	000-56267	4/13/2021
10.16	Agreement for B Corporation Certification dated as of March 22, 2021 by and between Sezzle Inc. and B Lab Company	10-12G/A	000-56267	10/25/2021
10.17	Form of Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement	10-12G/A	000-56267	10/25/2021
10.18	Common Stock Purchase Agreement, dated December 22, 2017, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.19	Common Stock Purchase Agreement, dated October 13, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
10.20	Common Stock Purchase Agreement, dated May 25, 2016, by and between Sezzle, Inc. and Paul Paradis	10-12G/A	000-56267	10/25/2021
19.1	Securities Trading Policy				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

21.1	Subsidiaries of Registrant				X
23.1	Consent of Baker Tilly US, LLP, independent registered public accountants				X
24.1	Powers of Attorney (see signature page hereto)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Clawback Policy - Executive Officers				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: February 29, 2024	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 29, 2024	By:	/s/ Karen Hartje
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

Signature	Title	Date

/s/ Charles Youakim	Chief Executive Officer and Chairman	February 29, 2024
Charles Youakim	(Principal Executive Officer)

/s/ Karen Hartje	Chief Financial Officer	February 29, 2024
Karen Hartje	(Principal Financial Officer)

/s/ Justin Krause	SVP of Finance and Financial Controller	February 29, 2024
Justin Krause	(Principal Accounting Officer)

/s/ Paul Paradis	President and Executive Director	February 29, 2024
Paul Paradis

/s/ Paul Lahiff	Non-Executive Director	February 29, 2024
Paul Lahiff

/s/ Paul Purcell	Non-Executive Director	February 29, 2024
Paul Purcell

/s/ Michael Cutter	Non-Executive Director	February 29, 2024
Michael Cutter

/s/ Karen Webster	Non-Executive Director	February 29, 2024
Karen Webster

Exhibit 4.1
DESCRIPTION OF COMMON STOCK
General
As of December 31, 2023, Sezzle Inc. (the “Company”) has its common stock registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
The following description summarizes certain important terms of our common stock set forth in our Fourth Restated Certificate of Incorporation, as amended May 9, 2023 (the “Amended Charter”), and our Third Amended and Restated Bylaws (“Amended Bylaws”). Because it is only a summary, it does not contain all the information that may be important to you. For a complete description of the matters set forth in this description, you should refer to our Amended Charter and Amended Bylaws, as each may be amended from time to time and filed as exhibits to our Annual Reports on Form 10-K, and to the applicable provisions of Delaware law, including the Delaware General Corporation Law (the “DGCL”).
The total amount of our authorized capital stock consists of 750,000,000 shares of common stock, $0.00001 par value per share, 300,000,000 shares of common prime stock, $0.00001 par value per share and 750,000,000 shares of preferred stock, $0.00001 par value per share.
Voting Rights
At a meeting of the Company, every holder of common stock present in person or by proxy, is entitled to one vote for each share of common stock held on the record date for the meeting on all matters submitted to a vote of our stockholders. Holders of our common stock do not have cumulative voting rights, and our preferred stock may have voting rights that permit its holders to vote with our common stockholders on an as-converted to common stock basis.
Except as otherwise required under the DGCL or provided for in our Amended Charter, all matters other than the election of directors will be determined by a majority of the votes cast on the matter and all elections of directors will be determined by a plurality of the votes cast.
Dividend Rights
Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for dividend payments.
Rights Attaching to Common Stock
Our common stockholders have no preferences or rights of conversion, exchange, pre-emption or other subscriptions rights. There are no redemption or sinking fund provisions applicable to the common stock.
Removal of directors — Our Amended Bylaws provide that any director may be removed either with or without cause at a special meeting of stockholders duly called and held for such purpose or pursuant to a written consent of stockholders.
Amendment of Bylaws — Our Amended Bylaws provide that the Amended Bylaws may be adopted, amended or repealed by the stockholders entitled to vote, but we may confer the power to adopt, amend or repeal the Amended Bylaws upon our directors in our Amended Charter. Our Amended Charter provides that our board of directors is authorized to adopt, amend, alter, or repeal the Amended Bylaws.
Size of the Board, Resignations and Board Vacancies — Our Amended Bylaws provide that the number of directors shall consist of not less than one and not more than seven directors affixed from time to time by resolution or vote of the board of directors. Any director may resign at any time upon notice given in writing to the Company. Vacancies and newly-created directorships shall be filled exclusively by vote of a majority of the directors then in office, even if less than a quorum, or by a sole remaining director, except that any vacancy created by the removal of a director by the stockholders for cause shall be filled by vote of a majority of the outstanding shares of our common stock. No decrease in the number of directors constituting the board of directors shall shorten the term of any incumbent director. Directors so chosen or elected shall hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.
Special stockholder meetings — Our Amended Bylaws provide that special meetings of our stockholders may be called, according to the applicable law, by the board, the Chairperson of the board, the Chief Executive Officer, or the President.
Requirements for advance notification of stockholder nominations and proposals — Our Amended Bylaws establish advance notice procedures with respect to nomination of candidates for election as directors and other business to be properly brought before an annual stockholder meeting.
No cumulative voting — The DGCL provides that stockholders are denied the right to cumulative votes in the election of directors unless the company’s certificate of incorporation providers otherwise. Our Amended Charter does not provide for cumulative voting.

Exhibit 4.1
Authorized but unissued shares — Subject to the limitation on the issue of securities under the Nasdaq listing rules and the DGCL, our authorized but unissued shares will be available for future issue without stockholder approval. We may use additional shares of common stock for a variety of purposes, including future offerings to raise additional capital, to fund acquisitions and as employee compensation.
Anti-Takeover Provisions
Provisions of the DGCL, our Amended Charter and our Amended Bylaws could make it more difficult to acquire us by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, summarized below, could discourage certain types of coercive takeover practices and takeover bids that the board may consider inadequate, and encourage persons seeking to acquire control of the Company to first negotiate with our board. We believe that the benefits of increased protection of our ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in an improvement of their terms.
These provisions include:
Special Meetings of Stockholders — Our Amended Charter and Amended Bylaws provide that, except as otherwise required by law, special meetings of the stockholders may be called only by our board of directors, the Chairman of the board of directors, the Chief Executive Officer or the President.
Elimination of Stockholder Action by Written Consent. — Our Amended Charter eliminates the right of stockholders to act by written consent without a meeting.
Advance Notice Procedures. — Our Amended Bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given our Secretary timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our Amended Bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our Amended Bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of the company.
Authorized but Unissued Shares — Our authorized but unissued shares of common stock and preferred stock will be available for future issuance without stockholder approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock and preferred stock could render more difficult or discourage an attempt to obtain control of a majority of our common stock by means of a proxy contest, tender offer, merger or otherwise.
Business Combinations with Interested Stockholders — The DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested shareholder” for a period of three years following the time the person became an interested stockholder, unless the business combination or the acquisition of shares meets an exception under Delaware law. Such exceptions include the receipt of board of directors or stockholder approval of the business combination in a manner prescribed by the DGCL. A “business combination” can include a merger, asset or share sale or other transaction resulting in financial benefit to an interested shareholder. Generally, an interested shareholder is: (i) a person who beneficially owns, has the right to acquire, or right to control, 15% or more of a corporation’s voting shares; or (ii) is an affiliate or association of the corporation and owned 15% or more of a corporation’s voting shares any time within the three-year period prior to the determination of interested shareholder status. The existence of this provision would be expected to have an anti-takeover effect with respect to transaction not approved in advance by the board.

Exhibit 4.1
Choice of Forum — Our Amended Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the DGCL, our Amended Charter or Amended Bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our Amended Charter or our Amended Bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), brought in any action asserting one or more of the claims specified in clauses (i) through (v) above (each a “Covered Claim”). This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.
Our Amended Charter further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our Amended Charter provides that any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice-of-forum provisions and waived any argument relating to the inconvenience of the forums in connection with any Covered Claim.
The choice of forum provisions contained in our Amended Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our Amended Charter are inapplicable or unenforceable if they are challenged in a proceeding or otherwise, which could cause us to incur additional costs associated with resolving such action in other jurisdictions.
The provisions of Delaware law, our Amended Charter and our Amended Bylaws could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, they may also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts. These provisions may also have the effect of preventing changes in the composition of our board and management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.
Corporate Opportunities
Our Amended Charter provides that we renounce any interest or expectancy of the Company in, or being offered an opportunity to participate in, any matter, transaction or interest that is presented to, or acquired, created or developed by, or which otherwise comes into the possession of (i) any director of the Company who is not an employee of the Company or any of its subsidiaries, or (ii) any holder of preferred stock or any partner, member, director, stockholder, employee or agent of any such holder, other than someone who is any employee of the Company or any of its subsidiaries (collectively, “Covered Persons”), unless such matter, transaction or interest is presented to, or acquired, created or developed by, or otherwise comes into the possession of, a Covered Person expressly and solely in such Covered Person’s capacity as a director of the Company.
Limitations on Liability and Indemnification of Officers and Directors
Our Amended Charter limits the liability of our directors to the fullest extent permitted by the DGCL or any other law of the state of Delaware and our Amended Bylaws provide that we may indemnify our directors and our officers that are appointed by the board of directors to the fullest extent permitted by applicable law.
Rights on Liquidation or Winding Up
In the event of any liquidation, dissolution or winding-up of our affairs, holders of our common stock and common prime stock will be entitled to share ratably in our assets that are remaining after payment or provision for payment of all of our debts and obligations, including any rights of the preferred stockholder.
Public Benefit Corporation Status
We are incorporated in Delaware as a public benefit corporation as a demonstration of our long-standing commitment to financial education and helping young adults with their approach to personal finances, as well as creating alternative means for consumers to purchase items they need without incurring high-interest finance charges. Our status as a public benefit corporation compels our leadership to manage against the aligned goals of creating a positive impact on the community at large and serving the public good in addition to maximizing profit for stockholders. Public benefit corporations are a relatively new class of corporations that are intended

Exhibit 4.1
to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the public benefit corporation in a manner that balances the pecuniary interests of its stockholders, the best interests of those materially affected by the public benefit corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations are also required to publicly disclose at least biennially a report that assesses their public benefit performance and may elect in their certificate of incorporation to measure that performance against an objective third-party standard. We did not elect to measure performance against an objective third-party standard, and we instead expect that our board of directors will measure our benefit performance against the objectives and standards determined appropriate by our board of directors.
When determining the objectives and standards by which our board of directors will measure our public benefit performance, our board of directors may consider, among other factors, whether the objectives and standards:
1.Adequately assess the effect of our operations upon the interests of our employees, consumers, merchants, local communities in which our officers are located, and the local and global environment;
2.Are comparable to the objectives and standards created by independent third parties who evaluate the public benefit performance of other public benefit corporations; and
3.Are appropriately transparent for public disclosure, including disclosing the process by which revisions to the objectives and standards are made and whether such objectives and standards present real or potential conflicts of interests.
We do not believe that an investment in a public benefit corporation differs materially from an investment in a corporation that is not designated as a public benefit corporation. Holders of our common stock will have voting, dividend, and other economic rights that are the same as the rights of stockholders of a corporation that is not designated as a public benefit corporation.
Our public benefit, as provided in our Amended Charter, is, “in pursuing any business, trade, or activity which may lawfully be conducted by Sezzle, Sezzle shall promote a specific public benefit of having a material positive effect (or reduction of negative effects) on consumer empowerment, education, and transparency in Sezzle’s local, national, and global communities.” Delaware law provides that the holders of at least two-thirds of our outstanding stock entitled to vote must approve any amendment of our certificate of incorporation to delete or amend the requirements of our public benefit purpose; or any merger or consolidation with an entity that would result in us losing our status as a public benefit corporation or with an entity that does not contain identical provisions identifying our public benefits.
Stockholders owning individually or collectively, as of the date of instituting a derivative suit, at least 2% of our outstanding shares may maintain a derivative lawsuit to enforce the requirements that the board of directors will manage or direct our business and affairs in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Delaware law provides that stockholders owning at least 2% of our outstanding shares or $2 million in market value on the date of instituting a derivative suit may institute such a claim.
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is Computershare Trust Company N.A.

Exhibit 10.6

INDEMNIFICATION AGREEMENT
This Indemnification Agreement (the “Agreement”), dated as of _____________, 2024, is by and between Sezzle Inc., a Delaware public benefit corporation (as further defined in Section 1(c), the “Company”), and [INSERT NAME] (the “Indemnitee”).
RECITALS
The Company and Indemnitee recognize the increasing difficulty in obtaining liability insurance for directors, officers, and key employees, the significant increase in the cost of such insurance and the general reductions in the coverage of such insurance. The Company and Indemnitee further recognize the substantial increase in corporate litigation in general, subjecting directors, officers, and key employees to expensive litigation risks at the same time as the availability of affordable coverage of applicable liability insurance has been severely limited. Indemnitee does not regard the current protection options available as adequate under the present circumstances, and Indemnitee may not be willing to serve in Indemnitee’s current capacity with the Company without additional protection. The Company desires to attract and retain the services of highly qualified individuals, such as Indemnitee, to serve on its Board of Directors, and to indemnify its directors, officers, and key employees so as to provide them such protection pursuant to express contract rights (intended to be enforceable irrespective of, among other things, any amendment to the Company’s certificate of incorporation or bylaws, each as amended from time to time (collectively the “Constituent Documents”), any change in the composition of the Board or any change in control or business combination transaction relating to the Company, subject to the terms of this Agreement.
1.Definitions. For purposes of this Agreement, the following terms shall have the following meanings:
a.“Beneficial Owner” has the meaning given to the term “beneficial owner” in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
b.“Change in Control” means the occurrence after the date of this Agreement of any of the following events:
i.any Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 20% or more of the Company's then outstanding Voting Securities unless (A) the change in relative Beneficial Ownership of the Company's securities by any Person results solely from a reduction in the aggregate number of outstanding shares of securities entitled to vote generally in the election of directors (B) such acquisition was approved in advance by the Continuing Directors (defined below) and such acquisition would not otherwise constitute a “Change of Control” under part of this definition;
ii.the consummation of a reorganization, merger or consolidation, unless immediately following such reorganization, merger or consolidation, (A) all of the Beneficial Owners of the Voting Securities of the Company immediately prior to such transaction beneficially own, directly or indirectly, more than 51% of the combined voting power of the outstanding Voting Securities of the entity resulting from such transaction, (B) no Person (excluding any other enterprise resulting from such transaction) is the Beneficial Ownership, directly or indirectly, of 15% or more of the combined voting power of the then outstanding Voting Securities except to the extent that such ownership existed prior to such transaction, and (C) at least a majority of the Board of Directors of the entity resulting from such transaction were Continuing Directors at the time of the execution of the initial agreement, or of the action of the Board of Directors providing for such transaction;
iii.during any period of two consecutive years, not including any period prior to the execution of this Agreement, individuals who at the beginning of such period constituted the Board (including for this purpose any new directors whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) (collectively, the “Continuing Directors”) cease for any reason to constitute at least a majority of the Board; or
iv.the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

Exhibit 10.6
c.“Company” has the meaning set forth in the opening paragraph of this Agreement, and shall further include a resulting corporation in a consolidation or merger and any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that if Indemnitee is or was a director, officer, employee or agent of such constituent corporation, or as a director, officer, trustee, general partner, managing member, fiduciary, employee or agent of any other enterprise, Indemnitee shall stand in the same position under the provisions of this Agreement with respect to the resulting or surviving corporation as Indemnitee would have with respect to such constituent corporation if its separate existence had continued.
d.“Delaware Court” shall have the meaning as set forth in Section 8(e) below.
e.“Disinterested Director” means a director of the Company who is not and was not a party to the Proceeding in respect of which indemnification is sought by Indemnitee.
f.“Employee Benefit Plan” means any employee benefit plan of the Company or any direct or indirect majority owned subsidiaries of the Company or of any corporation owned, directly or indirectly, by the Company’s stockholders in substantially the same proportions as their ownership of stock of the Company.
g.“Exchange Act” means the Securities Exchange Act of 1934, as amended.
h.“Expenses” shall include all direct and indirect costs, fees and expenses of any type or nature whatsoever, including all attorneys' fees and costs, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, fees of private investigators and professional advisors, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, fax transmission charges, secretarial services and all other disbursements, obligations or expenses in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, settlement or appeal of, or otherwise participating in a Proceeding. Expenses also shall include any of the forgoing expenses incurred in connection with any appeal resulting from any Proceeding, including the principal, premium, security for, and other costs relating to any costs bond, supersedeas bond, or other appeal bond or its equivalent. Expenses also shall include any interest, assessment or other charges imposed thereon and costs incurred in preparing statements in support of payment requests hereunder. Expenses, however, shall not include amounts paid in settlement by Indemnitee or the amount of judgments or fines against Indemnitee.
i.“Expense Advance” means any payment of Expenses advanced to Indemnitee by Company pursuant to Section 3 or Section 4 hereof.
j.“Indemnifiable Event” means any event or occurrence, whether occurring before, on or after the date of this Agreement, related to the fact that Indemnitee is or was a director, officer, employee or agent of the Company or any subsidiary of the Company, or is or was serving at the request of the Company as a director, officer, employee, member, manager, trustee or agent of any other corporation, limited liability company, partnership, joint venture, trust or other entity or enterprise (collectively with the Company, "Enterprise") or by reason of an action or inaction by Indemnitee in any such capacity (whether or not serving in such capacity at the time any Loss is incurred for which indemnification can be provided under this Agreement).
k.“Independent Counsel” means an attorney or firm of attorneys, selected in accordance with Section 8(e) who is experienced in matters of corporation law and neither presently performs, nor in the past 3 years has performed, services for either the Company or Indemnitee (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnity agreements). Notwithstanding the foregoing, the term “Independent Counsel” excludes any Person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing either the Company or Indemnitee in an action to determine Indemnitee's rights under this Agreement.
l.“Losses" means any and all Expenses, damages, losses, liabilities, judgments, fines, penalties (whether civil, criminal or other), ERISA excise taxes, amounts paid or payable in settlement, including any interest, assessments, any federal, state, local or foreign taxes imposed as a result of the actual or deemed receipt of any payments under this Agreement and all other charges paid or payable in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness or participate in, any Proceeding.

Exhibit 10.6
m.“Notification Date” shall have the meaning set forth in Section 8(c).
n.“Other Indemnifiable Provisions” has the meaning set forth in Section 12.
o.“Person” means any individual, corporation, firm, partnership, joint venture, limited liability company, estate, trust, business association, organization, governmental entity, or other entity and includes the meaning set forth in Sections 13(d) and 14(d) of the Exchange Act.
p.“Proceeding” shall include any actual, threatened, pending or completed action, suit, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding, whether brought by a third party, a government agency, the Company or its Board of Directors or a committee thereof, whether in the right of the Company or otherwise and whether of a civil (including intentional or unintentional tort claims), criminal, administrative, legislative or investigative (formal or informal) nature, including any appeal therefrom, in which Indemnitee was, is, will or might be involved as a party, potential party, non-party witness or otherwise by reason of the fact that Indemnitee is or was a director, officer, employee or agent of the Company, by reason of any action (or failure to act) taken by Indemnitee or of any action (or failure to act) on Indemnitee’s part while acting as a director, officer, employee or agent of the Company, or by reason of the fact that Indemnitee is or was serving at the request of the Company as a director, officer, partner (general, limited or otherwise), member (managing or otherwise), trustee fiduciary, employee or agent of any other enterprise, in each case whether or not serving in such capacity at the time any liability or expense in incurred for which indemnification, reimbursement or advancement of expenses can be provided under this Agreement.
q.“Standard of Conduct Determination” shall have the meaning as set forth in Section 8(b).
r.“Voting Securities” means any securities of the Company that vote generally in election of directors.
2.Indemnification. Subject to Section 8 and Section 9 of this Agreement, the Company shall indemnify Indemnitee, to the fullest extent permitted by the laws of the State of Delaware in effect on the date hereof, or such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification, against any and all Losses if Indemnitee is or becomes a party to or participant in, or is threatened to be made a party to or participant in, any Proceeding by reason of or arising in part out of an Indemnifiable Event, including without limitation, Proceedings brought by or in the right of the Company, Proceedings brought by third parties, and Proceedings in which the Indemnitee is solely a witness.
3.Advancement of Expenses. Indemnitee shall have the right to advancement by the Company, prior to the final disposition of any Proceeding by final adjudication to which there are no further rights of appeal, of any and all Expenses actually and reasonably paid or incurred by Indemnitee in connection with any Proceeding arising out of an Indemnifiable Event. Indemnitee's right to such advancement is not subject to the satisfaction of any standard of conduct. Without limiting the generality or effect of the foregoing, within thirty (30) days after any request by Indemnitee, the Company shall, in accordance with such request, (a) pay such Expenses on behalf of Indemnitee, (b) advance to Indemnitee funds in an amount sufficient to pay such Expenses, or (c) reimburse Indemnitee for such Expenses. In connection with any request for Expense Advances, Indemnitee shall not be required to provide any documentation or information to the extent that the provision thereof would undermine or otherwise jeopardize attorney-client privilege. Execution and delivery to the Company of this Agreement by Indemnitee constitutes an undertaking by the Indemnitee to repay any amounts paid, advanced or reimbursed by the Company pursuant to this Section 3 in respect of Expenses relating to, arising out of or resulting from any Proceeding in respect of which it shall be determined, pursuant to Section 8, following the final disposition of such Proceeding, that Indemnitee is not entitled to indemnification hereunder. No other form of undertaking shall be required other than the execution of this Agreement. Indemnitee's obligation to reimburse the Company for Expense Advances shall be unsecured and no interest shall be charged thereon.

Exhibit 10.6
4.Indemnification for Expenses in Enforcing Rights. To the fullest extent allowable under applicable law, the Company shall also indemnify against, and, if requested by Indemnitee, shall advance to Indemnitee subject to and in accordance with Section 3, any Expenses actually and reasonably paid or incurred by Indemnitee in connection with any action or proceeding by Indemnitee for (a) indemnification or reimbursement or advance payment of Expenses by the Company under any provision of this Agreement, or under any other agreement or provision of the Constituent Documents now or hereafter in effect relating to Proceedings relating to Indemnifiable Events, and/or (b) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification or insurance recovery, as the case may be. However, in the event that Indemnitee is ultimately determined not to be entitled to such indemnification or insurance recovery, as the case may be, then all amounts advanced under this Section 4 shall be repaid. Indemnitee shall be required to reimburse the Company in the event that a final judicial determination is made that such action brought by Indemnitee was frivolous or not made in good faith.
5.Partial Indemnity. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for a portion of any Losses in respect of a Proceeding related to an Indemnifiable Event but not for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled.
6.Notification and Defense of Proceedings.
a.Notification of Proceedings. Indemnitee shall notify the Company in writing as soon as practicable of any Proceeding which could relate to an Indemnifiable Event or for which Indemnitee could seek Expense Advances, including a brief description (based upon information then available to Indemnitee) of the nature of, and the facts underlying, such Proceeding. The failure by Indemnitee to timely notify the Company hereunder shall not relieve the Company from any liability hereunder unless the Company's ability to participate in the defense of such Proceeding was materially and adversely affected by such failure. If at the time of the receipt of such notice, the Company has directors' and officers' liability insurance in effect under which coverage for Proceedings related to Indemnifiable Events is potentially available, the Company shall give prompt written notice to the applicable insurers in accordance with the procedures set forth in the applicable policies. The Company shall provide to Indemnitee a copy of such notice delivered to the applicable insurers, and copies of all subsequent correspondence between the Company and such insurers regarding the Proceedings, in each case substantially concurrently with the delivery or receipt thereof by the Company.
b.Defense of Proceedings. The Company shall be entitled to participate in the defense of any Proceeding relating to an Indemnifiable Event at its own expense and, except as otherwise provided below, to the extent the Company so wishes, it may assume the defense thereof with counsel reasonably satisfactory to Indemnitee. After notice from the Company to Indemnitee of its election to assume the defense of any such Proceeding, the Company shall not be liable to Indemnitee under this Agreement or otherwise for any Expenses subsequently directly incurred by Indemnitee in connection with Indemnitee's defense of such Proceeding other than reasonable costs of investigation or as otherwise provided below. Indemnitee shall have the right to employ its own legal counsel in such Proceeding, but all Expenses related to such counsel incurred after notice from the Company of its assumption of the defense shall be at Indemnitee's own expense; provided, however, that if (i) Indemnitee's employment of its own legal counsel has been authorized by the Company, (ii) Indemnitee has reasonably determined that there may be a conflict of interest between Indemnitee and the Company in the defense of such Proceeding, (iii) after a Change in Control, Indemnitee's employment of its own counsel has been approved by the Independent Counsel or (iv) the Company shall not in fact have employed counsel to assume the defense of such Proceeding, then Indemnitee shall be entitled to retain its own separate counsel (but not more than one law firm plus, if applicable, local counsel in respect of any such Proceeding) and all Expenses related to such separate counsel shall be borne by the Company.
7.Procedure upon Application for Indemnification. In order to obtain indemnification pursuant to this Agreement, Indemnitee shall submit to the Company a written request therefor, including in such request such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification following the final disposition of the Proceeding, provided that documentation and information need not be so provided to the extent that the provision thereof would undermine or otherwise jeopardize attorney-client privilege. Indemnification shall be made insofar as the Company determines Indemnitee is entitled to indemnification in accordance with Section 8 below.

Exhibit 10.6
8.Determination of Right to Indemnification.
a.Mandatory Indemnification; Indemnification as a Witness.
i.To the extent that Indemnitee shall have been successful on the merits or otherwise in defense of any Proceeding relating to an Indemnifiable Event or any portion thereof or in defense of any issue or matter therein, including without limitation dismissal without prejudice, Indemnitee shall be indemnified against all Losses relating to such Proceeding in accordance with Section 2 to the fullest extent allowable by law, and no Standard of Conduct Determination (as defined in Section 8(b)) shall be required.
ii.To the extent that Indemnitee's involvement in a Proceeding relating to an Indemnifiable Event is to prepare to serve and serve as a witness, and not as a party, the Indemnitee shall be indemnified against all Losses incurred in connection therewith to the fullest extent allowable by law and no Standard of Conduct Determination (as defined in Section 8(b)) shall be required.
b.Standard of Conduct. To the extent that the provisions of Section 8(a) are inapplicable to a Proceeding related to an Indemnifiable Event that shall have been finally disposed of, any determination of whether Indemnitee has satisfied any applicable standard of conduct under Delaware law that is a legally required condition to indemnification of Indemnitee hereunder against Losses relating to such Proceeding and any determination that Expense Advances must be repaid to the Company (a “Standard of Conduct Determination”) shall be made as follows:
i.if no Change in Control has occurred (A) by a majority vote of the Disinterested Directors, even if less than a quorum of the Board, (B) by a committee of Disinterested Directors designated by a majority vote of the Disinterested Directors, even though less than a quorum of the Board or (C) if there are no such Disinterested Directors, by Independent Counsel in a written opinion addressed to the Board, a copy of which shall be delivered to the Indemnitee; and
ii.if a Change in Control shall have occurred, (A) if the Indemnitee so requests in writing, by a majority vote of the Disinterested Directors, even if less than a quorum of the Board or (B) otherwise, by Independent Counsel in a written opinion addressed to the Board, a copy of which shall be delivered to the Indemnitee.
The Company shall indemnify and hold harmless Indemnitee against and, if requested by Indemnitee, shall reimburse Indemnitee for, or advance to Indemnitee, within thirty (30) days of such request, any and all Expenses incurred by Indemnitee in cooperating with the Person or Persons making such Standard of Conduct Determination.
c.Making the Standard of Conduct Determination. The Company shall use its reasonable best efforts to cause any Standard of Conduct Determination required under Section 8(b) to be made as promptly as practicable. If the Person or Persons designated to make the Standard of Conduct Determination under Section 8(b) shall not have made a determination within thirty (30) days after the later of (A) receipt by the Company of a written request from Indemnitee for indemnification pursuant to Section 7 (the date of such receipt being the “Notification Date”) and (B) the selection of an Independent Counsel, if such determination is to be made by Independent Counsel, then Indemnitee shall be deemed to have satisfied the applicable standard of conduct; provided that such 30-day period may be extended for a reasonable time, not to exceed an additional 30 days, if the Person or Persons making such determination in good faith requires such additional time to obtain or evaluate information relating thereto. Notwithstanding anything in this Agreement to the contrary, no determination as to entitlement of Indemnitee to indemnification under this Agreement shall be required to be made prior to the final disposition of any Proceeding.
d.Payment of Indemnification. If, in regard to any Losses:
i.Indemnitee shall be entitled to indemnification pursuant to Section 8(a);
ii.no Standard Conduct Determination is legally required as a condition to indemnification of Indemnitee hereunder; or
iii.Indemnitee has been determined or deemed pursuant to Section 8(b) or Section 8(c) to have satisfied the Standard of Conduct Determination,

Exhibit 10.6
then the Company shall pay to Indemnitee, within thirty (30) days after the later of (A) the Notification Date or (B) the earliest date on which the applicable criterion specified in clause (i), (ii) or (iii) is satisfied, an amount equal to such Losses.
e.Selection of Independent Counsel for Standard of Conduct Determination. If a Standard of Conduct Determination is to be made by Independent Counsel pursuant to Section 8(b)(i), the Independent Counsel shall be selected by the Board of Directors, and the Company shall give written notice to Indemnitee advising Indemnitee of the identity of the Independent Counsel so selected. If a Standard of Conduct Determination is to be made by Independent Counsel pursuant to Section 8(b)(ii), the Independent Counsel shall be selected by Indemnitee, and Indemnitee shall give written notice to the Company advising it of the identity of the Independent Counsel so selected. In either case, Indemnitee or the Company, as applicable, may, within five (5) days after receiving written notice of selection from the other, deliver to the other a written objection to such selection; provided, however, that such objection may be asserted only on the ground that the Independent Counsel so selected does not satisfy the criteria set forth in the definition of "Independent Counsel", and the objection shall set forth with particularity the factual basis of such assertion. Absent a proper and timely objection, the Person or firm so selected shall act as Independent Counsel. If such written objection is properly and timely made and substantiated, (i) the Independent Counsel so selected may not serve as Independent Counsel unless and until such objection is withdrawn or a court has determined that such objection is without merit; and (ii) the non-objecting party may, at its option, select an alternative Independent Counsel and give written notice to the other party advising such other party of the identity of the alternative Independent Counsel so selected, in which case the provisions of the two immediately preceding sentences, the introductory clause of this sentence and numbered clause (i) of this sentence shall apply to such subsequent selection and notice. If applicable, the provisions of clause (ii) of the immediately preceding sentence shall apply to successive alternative selections. If no Independent Counsel that is permitted under the foregoing provisions of this Section 8(e) to make the Standard of Conduct Determination shall have been selected within twenty (20) days after the Company gives its initial notice pursuant to the first sentence of this Section 8(e) or Indemnitee gives its initial notice pursuant to the second sentence of this Section 8(e), as the case may be, either the Company or Indemnitee may petition the Court of Chancery of the State of Delaware ("Delaware Court") to resolve any objection which shall have been made by the Company or Indemnitee to the other's selection of Independent Counsel and/or to appoint as Independent Counsel a Person to be selected by the Court or such other Person as the Court shall designate, and the Person or firm with respect to whom all objections are so resolved or the Person or firm so appointed will act as Independent Counsel. In all events, the Company shall pay all of the reasonable fees and expenses of the Independent Counsel incurred in connection with the Independent Counsel’s determination pursuant to Section 8(b).
f.Presumptions and Defenses.
i.Indemnitee’s Entitlement to Indemnification. In making any Standard of Conduct Determination, the Person or Persons making such determination shall presume that Indemnitee has satisfied the applicable standard of conduct and is entitled to indemnification, and the Company shall have the burden of proof to overcome that presumption and establish that Indemnitee is not so entitled. Any Standard of Conduct Determination that is adverse to Indemnitee may be challenged by the Indemnitee in the Delaware Court. No determination by the Company (including by its directors or any Independent Counsel) that Indemnitee has not satisfied any applicable standard of conduct may be used as a defense to any legal proceedings brought by Indemnitee to secure indemnification or reimbursement or advance payment of Expenses by the Company hereunder or create a presumption that Indemnitee has not met any applicable standard of conduct.
ii.Reliance as a Safe Harbor. For purposes of this Agreement, and without creating any presumption as to a lack of good faith if the following circumstances do not exist, Indemnitee shall be deemed to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company if Indemnitee's actions or omissions to act are taken in good faith reliance upon the records of the Company, including its financial statements, or upon information, opinions, reports or statements furnished to Indemnitee by the officers or employees of the Company or any of its subsidiaries in the course of their duties, or by committees of the Board or by any other Person (including legal counsel, accountants and financial advisors) as to matters Indemnitee reasonably believes are within such other Person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Company. In addition, the knowledge and/or actions, or failures to act, of any director, officer, agent, or employee of the Company shall not be imputed to Indemnitee for purposes of determining the right to indemnity hereunder.

Exhibit 10.6
iii.No Other Presumptions. For purposes of this Agreement, the termination the termination of any Proceeding by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere or its equivalent, will not create a presumption that Indemnitee did not meet any applicable standard of conduct or have any particular belief, or that indemnification hereunder is otherwise not permitted.
iv.Defense to Indemnification and Burden of Proof. It shall be a defense to any action brought by Indemnitee against the Company to enforce this Agreement (other than an action brought to enforce a Proceeding for Losses incurred in defending against a Proceeding related to an Indemnifiable Event in advance of its final disposition) that it is not permissible under applicable law for the Company to indemnify Indemnitee for the amount at issue in such Proceeding. In connection with any such action or any related Standard of Conduct Determination, the burden of proving such a defense or that the Indemnitee did not satisfy the applicable standard of conduct shall be on the Company.
9.Exclusions from Indemnification. Notwithstanding anything in this Agreement to the contrary, the Company shall not be obligated to:
a.Indemnify or advance funds to Indemnitee for Expenses or Losses with respect to proceedings initiated by Indemnitee, including any proceedings against the Company or its subsidiaries or their respective directors, officers, employees, or other indemnitees, against an Employee Benefit Plan or any trustee or other fiduciary holding securities under an Employee Benefit Plan and not by way of defense, except:
i.proceedings referenced in Section 4 above (unless a court of competent jurisdiction determines that each of the material assertions made by Indemnitee in such proceeding was not made in good faith or was frivolous); or
ii.where the Company has joined in or the Board has consented to the initiation of such proceedings.
b.Indemnify Indemnitee if a final decision by a court of competent jurisdiction determines that such indemnification is prohibited by applicable law.
c.Indemnify Indemnitee for the disgorgement of profits arising from the purchase or sale by Indemnitee of securities of the Company in violation of Section 16(b) of the Exchange Act, or any similar successor statute.
d.Indemnify or advance funds to Indemnitee for Indemnitee’s reimbursement to the Company of any bonus or other incentive-based or equity-based compensation previously received by Indemnitee, or payment of any profits realized by Indemnitee from the sale of securities of the Company, as required in each case under Exchange Act (including any such reimbursements under Section 304 of the Sarbanes-Oxley Act of 2002 in connection with an accounting restatement of the Company under the Company’s Clawback Policy-Executive Officers, as amended or restated from time to time, or otherwise under Rule 10D-1 under the Exchange Act and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the payment to the Company of profits arising from the purchase or sale by Indemnitee of securities in violation of Section 306 of the Sarbanes-Oxley Act).
10.Settlement of Proceedings. The Company shall not be liable to Indemnitee under this Agreement for any amounts paid in settlement of any threatened or pending Proceeding related to an Indemnifiable Event effected without the Company’s prior written consent, which shall not be unreasonably withheld; provided, however, that if a Change in Control has occurred, the Company shall be liable for indemnification of the Indemnitee for amounts paid in settlement if any Independent Counsel has approved the settlement. The Company shall not settle any Proceeding related to an Indemnifiable Event in any manner that would impose any Losses on the Indemnitee without the Indemnitee’s prior written consent.
11.Duration. All agreements and obligations of the Company contained herein shall continue during the period that Indemnitee is a director or officer of the Company (or is serving at the request of the Company as a director, officer, employee, member, trustee or agent of another Enterprise) and shall continue thereafter (i) so long as Indemnitee may be subject to any possible Proceeding related to an Indemnifiable Event (including any rights of appeal thereto) and (ii) enforce or interpret his or her rights under this Agreement, even if, in either case, he or she may have ceased to serve in such capacity at the time of any such Proceeding.

Exhibit 10.6
12.Non-Exclusivity. The rights of Indemnitee hereunder will be in addition to any other rights Indemnitee may have under the Constituent Documents, the General Corporation Law of the State of Delaware, any other contract or otherwise (collectively, “Other Indemnity Provisions”); provided, however, that (a) to the extent that Indemnitee otherwise would have any greater right to indemnification under any Other Indemnity Provision, Indemnitee will be deemed to have such greater right hereunder and (b) to the extent that any change is made to any Other Indemnity Provision which permits any greater right to indemnification than that provided under this Agreement as of the date hereof, the Indemnitee will be deemed to have such greater right hereunder.
13.Liability Insurance. For the duration of Indemnitee’s service as a director and/or officer of the Company, and thereafter for so long as Indemnitee shall be subject to any pending Proceeding relating to an Indemnifiable Event, the Company shall use commercially reasonable efforts (taking into account the scope and amount of coverage available relative to the cost thereof) to continue to maintain in effect policies of directors’ and officers’ liability insurance providing coverage that is at least substantially comparable in scope and amount to that provided by the Company’s current policies of directors’ and officers’ liability insurance. In all policies of directors' and officers' liability insurance maintained by the Company, Indemnitee shall be named as an insured in such a manner as to provide Indemnitee the same rights and benefits as are provided to the most favorably insured of the Company's directors, if Indemnitee is a director, or of the Company's officers, if Indemnitee is an officer (and not a director) by such policy. Upon request, the Company will provide to Indemnitee copies of all directors' and officers' liability insurance applications, binders, policies, declarations, endorsements, and other related materials.
14.No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment to Indemnitee in respect of any Losses to the extent Indemnitee has otherwise received payment under any insurance policy, the Constituent Documents, Other Indemnity Provisions or otherwise of the amounts otherwise indemnifiable by the Company hereunder.
15.Subrogation. In the event of payment to Indemnitee under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee. Indemnitee shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents necessary to enable the Company effectively to bring suit to enforce such rights.
16.Amendments. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be binding unless in the form of a writing signed by the party against whom enforcement of the waiver is sought, and no such waiver shall operate as a waiver of any other provisions hereof (whether or not similar), nor shall such waiver constitute a continuing waiver. Except as specifically provided herein, no failure to exercise or any delay in exercising any right or remedy hereunder shall constitute a waiver thereof.
17.Binding Effect. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors (including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company), assigns, spouses, heirs, and personal and legal representatives. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation or otherwise) to all, substantially all or a substantial part of the business and/or assets of the Company, by written agreement in form and substances satisfactory to Indemnitee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.
18.Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any portion thereof) are held by a court of competent jurisdiction to be invalid, illegal, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law. Upon such determination that any term or other provision is invalid, illegal or unenforceable, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in a mutually acceptable manner in order that the transactions contemplated hereby be consummated as originally contemplated to the greatest extent possible.

Exhibit 10.6
19.Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand, against receipt, or mailed, by postage prepaid, certified or registered mail:
a.if to Indemnitee, to the address set forth on the signature page hereto.
b.if to the Company, to: Sezzle Inc.
Attn: General Counsel
700 Nicollet Mall, Suite 640
Minneapolis, MN 55402
Notice of change of address shall be effective only when given in accordance with this Section. All notices complying with this Section shall be deemed to have been received on the date of hand delivery or on the third business day after mailing.
20.Governing Law and Forum. The validity, interpretation, construction and performance of this Agreement, and all acts and transactions pursuant hereto and the rights and obligations of the parties hereto shall be governed, construed, and interpreted in accordance with the laws of the State of Delaware, without giving effect to principles of conflicts law. The Company and Indemnitee hereby irrevocably and unconditionally: (a) agree that any action or proceeding arising out of or in connection with this Agreement shall be brought only in the Delaware Court and not in any other state or federal court in the United States, (b) consent to submit to the exclusive jurisdiction of the Delaware Court for purposes of any action or proceeding arising out of or in connection with this Agreement, (c) appoint, to the extent such party is not otherwise subject to service of process in the State of Delaware, The Corporation Trust Company, Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801 as its agent in the State of Delaware for acceptance of legal process in connection with any such action or proceeding against such party with the same legal force and validity as if served upon such party personally within the State of Delaware] and (d) waive, and agree not to plead or make, any claim that the Delaware Court lacks venue or that any such action or proceeding brought in the Delaware Court has been brought in an improper or inconvenient forum.
21.Headings. The headings of the sections and paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction or interpretation thereof.
22.Counterparts. This Agreement may be executed in one or more counterparts, each of which shall for all purposes be deemed to be an original, but all of which together shall constitute one and the same Agreement.
23.New Agreement. This Agreement amends and supersedes in its entirety the terms of the Indemnification Agreement dated February __, 2022 by and between the Company and Indemnitee.]

[Signature Page Follows]

Exhibit 10.6
    IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                SEZZLE INC.

                                By:__________________________
                                Name:
                                Title:

                                INDEMNITEE

                                By: __________________________
                                Name:
                                Title:
                                Address:

Exhibit 19.1

Securities Trading Policy Updated September 13, 2023

Exhibit 19.1
1.INTRODUCTION

1.a.Background

Sezzle Inc. (the “Company”) is a publicly listed company in the United States and Australia. The Company and its employees have obligations to avoid unlawful and unethical Trading practices occurring through Restricted Persons’ access to material, nonpublic information of the Company.

The Company is listed on Nasdaq and the ASX (the “Exchanges”) and maintains this Securities Trading Policy (this “Policy”) to ensure that Trading of Securities complies with the applicable laws and regulations of, among other things, the Exchanges, the Corporations Act, the Nasdaq and ASX Listing Rules, the Exchange Act and other applicable Australian and U.S. securities laws.

These laws also apply to the disclosure of material, nonpublic information to others who may Trade Securities. Violations of these laws can result in civil and criminal penalties. A company and its controlling persons may also be subject to liability if such a company fails to take reasonable steps to prevent insider trading by its personnel.

It is important that Restricted Persons understand the breadth of activities that constitute illegal insider trading and the consequences, which can be severe. The U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Australian Securities and Investments Commission (“ASIC”), the Exchanges and other regulatory authorities are generally very effective at detecting insider trading. These regulatory authorities, along with government prosecutors, pursue insider trading violations vigorously. Cases have been successfully prosecuted against employees and others who have committed insider trading, even for relatively small trades, through foreign accounts or through family members and friends.

1.b.Application

This Policy applies to all Directors, officers, Senior Executives, employees of the Company and consultants and contractors who are currently engaged by the Company (“you” or a “Restricted Person”).

The restrictions set forth in this Policy also apply to:

▪family members who reside with you;

▪anyone else who lives in your household;

▪any family members who do not live in your household but whose securities transactions are directed by you or who are subject to your influence or control (such as parents or children who consult with you before they trade in securities);

▪any person to whom you have disclosed material, nonpublic information; and

▪any entity that you control.

You are responsible for making sure that any Trading in Securities executed or directed by you or such other affiliated person or entity listed above complies with this Policy.

1.c.Objective

The Company has adopted this Policy to regulate Trading by Restricted Persons in Securities.

All Restricted Persons are required to conduct their personal investment activity in a manner that is lawful and avoids conflicts of interest between the Restricted Person’s personal interests and those of the Company. The Company also wishes to promote stockholder and general market confidence in the Company.

The Board has established this Policy to:

(1)assist Restricted Persons to comply with their legal obligations in relation to trading in Securities;

Exhibit 19.1

(2)raise awareness and minimize any potential for breach of the prohibitions on insider trading contained in Part 7.10 of the Corporations Act and in the Securities Act;

(3)establish the Company’s policy and procedure for Restricted Persons Trading in Securities;

(4)meet the Company’s obligations under the ASX Listing Rules to maintain a Securities Trading Policy; and

(5)maintain a proper market for the Securities and ensure the Company’s reputation and integrity are not adversely impacted by perceptions of improper Trading of Securities.

1.d.Securities covered by this Policy

This Policy applies to Trading in all Securities, including:

(1)Shares, CHESS Depository Interests, options, Restricted Stock Units (RSUs), performance rights and other securities issued by the Company which are convertible into Shares:

(2)debentures (including bonds and notes); and

(3)derivatives of any of the above (including equity swaps, futures, hedges and exchange-traded or over the counter-options), whether settled by cash or otherwise.

This Policy also applies to trading in the securities of other companies, such as our customers or suppliers and those with which the Company may be negotiating major transactions, such as an acquisition, investment or sale of assets. Information that may not be material to the Company may nevertheless be material to those other companies.

Transactions in mutual funds, exchange-traded funds, index funds or other “broad basket” funds that own or hold Securities as one of many investments are not subject to this Policy.

1.e.Key principles

No Conflicts of Interest. In conducting personal trading activities, all Restricted Persons must act lawfully and avoid conflicts of interests between their personal interests and the Company’s interests.

No Trading on Inside Information. Any Restricted Person who possesses Inside Information in relation to the Company must not trade in Securities, regardless of any written clearance granted under this Policy. Similarly, you may not trade in the securities of any other company if you are aware of material, nonpublic information about that company that you obtained in the course of your employment with, or the performance of services on behalf of, the Company.

No Tipping. The Company has authorized only certain individuals to publicly release Inside Information relating to the Company. You may not communicate Inside Information to others (unless such disclosure is made in accordance with the Company’s policies regarding the authorized disclosure of such information) or recommend to anyone the purchase or sale of any securities when you are aware of Inside Information. You are also prohibited from communicating Inside Information if you reasonably believe that the person being communicated the Inside Information is likely to apply for, acquire or dispose of, or enter into an agreement to apply for, acquire or dispose of, any securities or procure another person to do so. This practice, known as “tipping,” also may violate the securities laws and can result in civil and criminal penalties, even though you did not trade and/or gain any benefit from another’s trading.

No Exception for Hardship. The existence of a personal, financial emergency does not excuse you from compliance with this Policy.

All trading in Securities by Restricted Persons must be conducted:

(1)in accordance with this Policy;

(2)generally not during any Prohibited Trading Period; and

Exhibit 19.1

(3)only with the Company’s prior written clearance.

2.DEFINITIONS

In this Policy, unless the context otherwise requires:

ASX means ASX Limited (ABN 98 008 624 691) or the financial market conducted by ASX Limited, as the context requires.

ASX Listing Rules means the listing rules of ASX applicable to the Company from time to time.

Board means the board of directors of the Company.

Company means Sezzle Inc. ARBN 633 327 358 and its affiliates and subsidiaries.

Company Personnel means a person who is an employee, officer or Director of the Company, and includes the Senior Executives.

Corporations Act means the Corporations Act 2001 (Cth) and this term shall include similar legislation in other jurisdictions.

Director means any director of the Company.

Exceptional Circumstances means circumstances which the Chair (or the Board in the case of proposed Trading by the Chair) decides are so exceptional that the proposed Trading of Securities is the only reasonable course of action available, which can include the circumstances set out in Section 6.

Exchange Act means the US Securities Exchange Act of 1934 and rules and regulations promulgated thereunder.

Nasdaq means the Nasdaq Stock Market.

Prohibited Trading Period means any time other than during a Trading Window and any additional period from time to time when the Chair or Board impose a prohibition on Trading.

Restricted Persons has the meaning given to that term in Section 1.2.

Shares means common stock of the Company.

Securities includes Shares, CHESS Depository Interests, options, Restricted Stock Units (RSUs), performance rights and other securities issued by the Company which are convertible into Shares, as well as financial products issued or created over Shares by third parties, including structured financial products, swaps, futures contracts, contracts for differences, spread bets, options, warrants, depositary receipts or other derivatives over or related to the performance of Shares.

Senior Executives means:

(1)the Chief Executive Officer, President and Chief Financial Officer;

(2)all direct reports to the Chief Executive Officer and/or President;

(3)any other person who is one of the Company’s key management personnel, including those persons identified as key management personnel, officers or named executive officers in the Company’s most recent Annual Report; and

(4)any other employee who has been notified that the Board designates them as a Senior Executive for the purposes of this Policy.

Exhibit 19.1

Trade or Trading means:

(1)buying or selling Securities;

(2)entering into an agreement to buy or sell Securities; or

(3)exercising options, rights or awards to acquire Securities.

This Policy does not apply to transactions under our employee incentive plans as described in Section 4.4.

Trading Window means any period other than a Prohibited Trading Period specified in Section 4.2.

3.PROHIBITION OF INSIDER TRADING

3.a.Inside information

‘Inside information’ is information that:

(1)is not generally available; and

(2)if it were generally available, a reasonable person would expect it to have a material effect on the price or value of the Securities. Information expected to affect the Company’s Share price, whether positive or negative, should be considered material.

Information is ‘generally available’ if:

(1)it consists of ‘readily observable matter’;

(2)it has been made known in a manner that would, or would be likely to, bring to the attention of persons who commonly invest in securities of a kind whose price or value might be affected by the information and, since it was made known, a reasonable period for it to be disseminated among such persons has elapsed; or

(3)it consists of deductions, conclusions or inferences made or drawn from information of the kind referred to in (a) or (b).

Restricted Persons may only assume information is generally available when it has been broadly disseminated to the marketplace (for example, by means of a filing with the SEC, such as a Form 8-K or other periodic report, a filing with ASX, a press release, a publicly accessible conference call or a publication in a widely-available newspaper or magazine) and enough time has elapsed to permit the investing public to absorb and evaluate the information. As a general rule, information is considered “generally available” after the completion of the second full trading day after the information has been broadly disseminated.

A reasonable person would be taken to expect information to have a material effect on the price or value of Securities if (and only if) the information would, or would be likely to, influence persons who commonly acquire securities in deciding whether or not to acquire or dispose of those securities. In other words, information must be shown to be material to the investment decision of a reasonable hypothetical investor in the securities.

Common examples of information that will frequently be regarded as material to the investment decision of a reasonable hypothetical investor in the securities are:

•projections of future earnings or losses or other earnings guidance;

•earnings or losses that are significantly higher or lower than generally expected by the investment community;

•a pending or proposed merger, acquisition, tender offer, or an acquisition or disposition of significant assets;

Exhibit 19.1
•a change in Senior Executives or the Board;

•major events regarding the Company’s securities, including the declaration of a stock split or the offering of additional securities;

•severe financial liquidity problems;

•actual or threatened major litigation, or the resolution of such litigation;

•new major contracts, order, merchants, suppliers, customer or financing sources, or the loss of any of them; and

•significant cybersecurity breaches.

Other types of information may also be material; no complete list can be given.

Whether a particular item is “material” or “generally available” will be judged with the benefit of hindsight. Persons with any questions as to whether information may be considered “material” and “nonpublic” should contact the Company’s General Counsel.

3.b.Prohibited conduct

The Corporations Act and Exchange Act prohibit:

(1)the direct and indirect acquisition or disposal of Securities using Inside Information;

(2)the procurement of another person to acquire or dispose of Securities using Inside Information; and

(3)communication of Inside Information to another person for the purpose of the other person acquiring or disposing of Securities.

Restricted Persons must not, whether in their own capacity or as an agent for another, apply for, acquire or dispose of, or enter into an agreement to apply for, acquire or dispose of, any securities, or procure another person to do so if the Restricted Person:

(1)possesses Inside Information; and

(2)knows or ought reasonably to know, that:

(a)the Inside Information is not generally available; and

(b)if it were generally available, it might have a material effect on the price or value of the Securities or influence a person’s decision to Trade the Securities.

Restricted Persons must not either directly or indirectly pass on this kind of information to another person if they know, or ought reasonably to know, that this other person is likely to apply for, acquire or dispose of the other securities or procure another person to do so.

3.c.Trading in securities of other companies

The Corporations Act’s insider trading provisions apply to the securities of other companies and entities (including the Company’s clients, suppliers or contractors) if the Restricted Person has inside information about that company or entity. Restricted Persons must not trade in securities of another company whilst in possession of inside information in respect of that company.

Exhibit 19.1

3.d.Transactions Not Involving a Purchase or Sale

Bona fide gifts of Securities are not subject to this Policy, unless the person making the gift has reason to believe that the recipient intends to sell the Securities at a time when the transferor is aware of Inside Information or the person or entity making the gift is subject to a Prohibited Trading Period and the sale by the recipient of the Securities occurs during a Prohibited Trading Period. For the avoidance of doubt, the pre-clearance procedures set forth in Section 5 shall apply to any gifts of Securities, transfers or contributions of Securities to a family trust or other entity, and transfers of Securities among family members.

3.e.Confidentiality obligations

Maintaining the confidentiality of Company information is essential for competitive, security and other business reasons, as well as to comply with securities laws. You should treat all information you learn about the Company or its business plans in connection with your employment or engagement as confidential and proprietary to the Company. Inadvertent disclosure of confidential or inside information may expose the Company and you to significant risk of investigation and litigation.

Further to your legal obligations related to insider trading under the Corporations Act and any other applicable law, you must not disclose the Company’s confidential information to any unauthorized third party, or use that information for personal gain or in a manner that may harm the Company.

The timing and nature of the Company’s disclosure of Inside Information to outsiders is subject to legal rules, the breach of which could result in substantial liability to you, the Company and its management. Accordingly, it is important that responses to inquiries about the Company from the press, investment analysts or others in the financial community be made on the Company’s behalf only through authorized individuals.

4.COMPANY IMPOSED RESTRICTIONS ON TRADING

4.a.Trading may only occur during Trading Windows

To help prevent inadvertent violations of the Australian and U.S. securities laws and to avoid the appearance of Trading on the basis of Inside Information, all Trading in Securities by Company Personnel must be in accordance with this Policy and generally will only be permitted during Trading Windows and must not occur during any Prohibited Trading Period.

No Trading in Securities may occur outside of Trading Windows without the prior written permission of the Chair (or an officer of the Company designated by the Chair), unless an exception in Section 4.4 applies. Permission to sell (but not purchase) Securities will ordinarily only be granted in Exceptional Circumstances and only in the event that the Company Personnel involved is not in possession of Inside Information affecting Securities. Requests for permission should be made to the Company’s General Counsel.

4.b.When are the Trading Windows?

The Trading Windows during which Company Personnel will be permitted to Trade Securities will be provided by the Company’s General Counsel (or designee). These will generally be open except at the following times (each, a “Prohibited Trading Period”):

(1)from the close of the ASX trading day on 23 December each year (unless the Company has, at least two full trading days prior to such time, made generally available to the public interim financial results of the Company for the first two months of the then-current quarter, in which case the Prohibited Trading Period will commence on the close of the ASX trading day on 31 December each year), until two full trading days following the day on which the Company’s full year results or annual report on Form 10-K for such period (whichever is first) is made generally available to the public;

Exhibit 19.1

(2)from the close of the ASX trading day on 22 June each year (unless the Company has, at least two full trading days prior to such time, made generally available to the public interim financial results of the Company for the first two months of the then-current quarter, in which case the Prohibited Trading Period will commence on the close of the ASX trading day on 30 June each year), until two full trading days following the day on which the Company’s half year results or quarterly report on Form 10-Q for such period (whichever is first) is made generally available to the public;

(3)from the close of the ASX trading day on 23 March and 22 September each year (unless the Company has, at least two full trading days prior to such time, made generally available to the public interim financial results of the Company for the first two months of the then-current quarter, in which case the Prohibited Trading Period will commence on the close of the ASX trading day on 31 March or 30 September, as applicable), until two full trading days following the day on which the Company’s review of operations, quarterly report on Form 10-Q or Appendix 4C for such period (whichever is first) is made generally available to the public;

(4)where there is in existence price sensitive information that has not been disclosed because of an ASX Listing Rule exception; and

(5)any additional period arising from time to time that the Board imposes a prohibition on trading as an ‘ad hoc’ prohibition on trading of Securities.

In addition, from time to time, the Company may be involved in activities that are material and that are known only by a limited number of people at the Company. If you are someone whose duties cause you to become aware of such an activity, the General Counsel may notify you of an event-specific trading restriction (or additional Prohibited Trading Period) and you will not be permitted to Trade in Securities. The existence of an event-specific blackout will not be broadly announced and you should not communicate it to anyone. Even if you are not notified of an event-specific blackout, you should not Trade in Securities if you are aware of Inside Information.

Notwithstanding the time periods described above, the Company may declare a Trading Window closed at any time at its absolute discretion and without prior notice. For example, this could occur where directors of the Company believe that certain Company Personnel may hold Inside Information relating to the Company.

Trading Windows will not automatically be opened outside the times described above. Details of when a Trading Window is opened or closed and any Prohibited Trading Periods will be notified by email to Company Personnel.

4.c.When is Trading during a Trading Window prohibited?

Even if the Trading Window is open, the laws prohibiting insider trading continue to apply to Company Personnel so that they must not trade if they possess any Inside Information. Refer to Section 3 of this Policy for further details.

Company Personnel are prohibited from:

(1)(short term trading) other than when an Company Personnel exercises employee options or performance rights to acquire Securities at the specified exercise price, Trading in Securities (or an interest in Securities) on a short- term trading basis. Short-term trading includes buying and selling Securities within a 12 month period, and entering into other short-term dealings (e.g. forward contracts);

(2)(hedging unvested awards) entering into transactions or arrangements, including by way of derivatives or similar financial products, which operate to limit the economic risk of a Company Personnel’s holdings of unvested Securities granted under an employee incentive plan; or

(3)(short positions) Trading in Securities which enable a Company Personnel to profit from or limit the economic risk of a decrease in the market price of Securities.

Exhibit 19.1

4.d.Exceptions for the Prohibited Trading Periods

The following exceptions to the Trading restrictions during Prohibited Trading Periods apply even if a Trading Window is not open (but subject always to insider trading laws):

(1)an exercise (but not the sale of Securities following exercise) of an option or other right to acquire Securities under an employee incentive scheme or the conversion of a convertible security, where the final date for the exercise of the option or right, or the conversion of the security falls during a Prohibited Trading Period. The Trading restrictions do apply, however, to any sale of the underlying stock or to a “cashless exercise” of the option through a broker, as this entails selling a portion of the underlying stock to cover the costs of exercise. Therefore, “cashless exercises” which include a sale of securities are subject to the restrictions set forth in this Policy;

(2)the vesting of stock options, restricted stock or restricted stock units (“RSUs”). Any sale of Securities in connection with such vesting, including any sale of Shares by the Company to satisfy the employee’s tax obligations in connection with the vesting of RSUs, are subject to the restrictions set forth in this Policy. However, if you have properly entered into a Rule 10b5- 1 trading plan (as described below) for such sales, and such Rule 10b5-1 plan permits such sales, such sales will comply with this Policy.

(3)Trading under an offer or invitation made to all or most of the security holders such as a rights or entitlement issue, a security purchase plan, or an equal access buy-back, where the plan that determines the timing and structure of the offer has been approved by the Board. This includes decisions relating to whether or not to take up the entitlements and the sale of entitlements required to provide for the take up of the balance of entitlements under a renounceable pro rata issue;

(4)Trading where the beneficial interest in the relevant Securities does not change. This includes:

(a)a dealing by which the relevant Securities are transferred by a Company Personnel from their personal holdings to a superannuation fund of which they are a beneficiary;

(b)the withdrawal of Securities from an employee incentive scheme and the transfer of those Securities to the participant’s personal holdings or superannuation fund of which they are a beneficiary;

(5)an acquisition of Securities under a dividend reinvestment plan, provided the election to participate in the dividend reinvestment plan was made before the Company Personnel came into possession of any Inside Information;

(6)a Company Personnel accepting a takeover bid or transferring Securities under a scheme of arrangement in respect of the Company;

(7)a disposal of Securities that is the result of a secured lender or financier exercising their rights. However, this does not extend to disposal under a margin lending arrangement where such arrangement is prohibited by this Policy;

(8)an acquisition of Securities under a bonus issue made to all holders of the Company’s Securities of the same class; and

(9)an investment in, or trading in units of, a fund or some other scheme (other than a scheme only investing in the Securities of the Company) where the assets of the fund or other scheme are invested at the discretion of a third party.

Despite the above exceptions, under the insider trading laws, a person who possesses inside information may be prohibited from trading even where Trading falls within an exception specified above.

Exhibit 19.1

5.PRE-NOTIFICATION AND REPORTING OF TRADES

5.a.Who and when must give notification of an intention to Trade?

When permitted to Trade in accordance with this Policy, all Company Personnel must give at least two trading days’ (or such shorter period approved by the Chair) prior written notice of any proposed Trading in Securities and confirm that they do not possess any Inside Information. Except as provided below, such notice may be provided through Sezzle’s third party service providers:

(1)in the case of Senior Executives (other than the Chief Executive Officer and President), to the Chair and Company Secretary;

(2)in the case of the Chief Executive Officer or President, to the Chair and Company Secretary (in circumstances where the Chair is an independent director) or otherwise to the Board and Company Secretary;

(3)in the case of a Director of the Company, to the Chair and Company Secretary;

(4)in the case of the Chair, the Board and Company Secretary;

(5)in all other cases, to the Company Secretary and either the General Counsel or Securities Counsel, pursuant to the Company’s then-current notification procedures (each notified individual a “Notification Officer”).

A notification of an intention to Trade should be submitted at least two business days in advance of the proposed transaction on a case by case basis. The Notification Officer is under no obligation to approve a transaction submitted for pre-clearance, and may determine not to permit the Trade. If the relevant Notification Officer objects to the proposed Trade, they must immediately notify the relevant Director or Senior Executive that the Trade must not proceed, and must advise the Directors (who may overrule the decision if they think appropriate). If a person seeks pre-clearance and permission to engage in Trade is denied, then he or she should refrain from initiating any Trading in our Securities, and should not inform any other person of the restriction.

When a notification of an intention to Trade is made, the requestor should carefully consider whether he or she may be aware of any Inside Information, and should describe fully those circumstances to the Notification Officer. The requestor should be prepared to file a Form 4 for the proposed transaction in compliance with Section 16 and to comply with SEC Rule 144 and file Form 144, in each case as applicable, at the time of any sale. We assist our Directors and Senior Executives in completing and filing the appropriate forms and advance notice of the transactions allows us to complete these filings on a timely basis.

5.b.What Trading does not need to be pre-notified?

The only Trades that do not need to be pre-notified are those that are permitted under a specific exception in Section 4.4 (Exceptions to the Prohibited Trading Periods).

5.c.Notification of Trades

In addition to providing prior notification under Section 5.1, once a Trade of any Securities has been made by or for a Restricted Person, details of the Trade, including the number and price of Securities involved, must be notified by email to the Chair and Company Secretary.

So that the Company can comply with its ASX and Exchange Act reporting obligations, without exception Senior Executives and Directors must also give the Board prior written notice of any proposed trading in Company securities on behalf of:

(1)their spouse or partner, dependent children or parents;

(2)any body corporate which the director controls or is a director of; or

Exhibit 19.1
(3)a trust in which the director is a trustee or beneficiary of.

Each disclosure notice will need to state whether the relevant trade occurred outside of a Trading Window and, if so, whether prior written clearance was provided.

The Company Secretary must maintain a register of notifications and clearances given in relation to trading in Company securities and must report all such matters to the Board as they arise.

5.d.Notification of an intention to trade on behalf of associates

Directors and Senior Executives must give prior written notice of any proposed Trading in Securities in accordance with Section 5.3 on behalf of any of their associates.

For this purpose, “associates” of a Director or Senior Executive includes their spouses, family members, trusts, companies, nominees and other persons over whom a Director or Senior Executive has, or may be expected to have, investment control or influence.

6.OTHER OBLIGATIONS

6.a.Short term trading

Restricted Persons must not trade in Securities on a short term basis. Generally, short term trading includes acquiring and disposing of securities within a 12 month period.

6.b.Hedging arrangements

Restricted Persons must not enter into arrangements or transactions which would have the effect of limiting the economic risk related to the Securities without first obtaining prior written clearance from the General Counsel in accordance with this Policy.

6.c.Margin loans and similar funding arrangements

Directors and Senior Executives may not include their Securities in a margin loan portfolio or otherwise Trade in Securities pursuant to a margin lending arrangement (“Margin Lending Arrangement”) without first obtaining the consent of the Chair (or, in the case of the Chair, the Board). This is because the terms of the arrangement may require the Securities to be sold during a Prohibited Trading Period or when the relevant Director or Senior Executive possesses inside information.

A Margin Lending Arrangement would include:

(1)entering into a margin lending arrangement in respect of Securities;

(2)transferring Securities into an existing margin loan account; and

(3)selling Securities to satisfy a call under a margin loan except where the holder of Securities has no control over the sale.

7.RULE 10B5-1 PLANS

Rule 10b5-1 under the Exchange Act provides an affirmative defense to allegations of insider trading liability. To be eligible to rely on this defense, a person must buy or sell securities pursuant to a plan that meets all applicable legal requirements of Rule 10b5-1 (a “Rule 10b5-1 Trading Plan”). Transactions that comply with an approved Rule 10b5-1 Trading Plan are permitted under this Policy.

Exhibit 19.1
In general, a Rule 10b5-1 Trading Plan must be entered into at a time when the person is not aware of any Inside Information and may not be entered into during a Prohibited Trading Period. The Rule 10b5-1 Trading Plan must specify the amounts and prices of Securities to be purchased or sold as well as the dates on which the purchases or sales are to be made ahead of time (or include a written formula for determining such information) or delegate discretion on these matters to an independent third party. Once the Rule 10b5-1 Trading Plan is adopted, the person must not exercise any influence over how, when or whether to trade any Securities that are subject to the Rule 10b5-1 Trading Plan.

The Rule 10b5-1 Trading Plan must be reviewed and approved by the General Counsel. The Rule 10b5-1 Trading Plan must include a minimum of a 90-day cooling-off period between your entry into your Rule 10b5-1 Trading Plan and the first possible Trade thereunder. The cooling-off period is designed to minimize the risk that a claim will be made that you were aware of Inside Information when you entered into the Rule 10b5-1 Trading Plan.

Amendments, suspensions and terminations of a Rule 10b5-1 Trading Plan will be viewed in hindsight and could call into question whether the Rule 10b5-1 Trading Plan was entered into in good faith. As a result, amendments, suspensions and terminations of Rule 10b5-1 Trading Plans require pre-approval by the General Counsel.

Persons that are subject to a Rule 10b5-1 Trading Plan shall continue to provide the notices of Trades required under Section 5.3 and will provide all other information requested by the General Counsel in order for the Company to timely and accurately disclose all information required by the ASX Listing Rules, Exchange Act in the Company’s quarterly and annual reports filed with the SEC.

8.REPORTING AND LIABILITY UNDER SECTION 16 OF THE EXCHANGE ACT

For the purpose of preventing the unfair use of information which may have been obtained by an insider, under Section 16 of the Exchange Act (“Section 16”) any profits realized by any officer, director or 10% stockholder from any “purchase” and “sale” of Securities during a six-month period, so called “short-swing profits,” may be recovered by the Company. When such a purchase and sale occurs, good faith is no defense. The insider is liable even if compelled to sell for personal reasons, and even if the sale takes place after full disclosure and without the use of any Inside Information. Officers and directors should consult the attached “Short-Swing Profit Rule Section 16(b) Checklist” attached hereto as “Attachment A” in addition to consulting the General Counsel prior to engaging in any transactions involving Securities, including without limitation, the Company’s stock, options or warrants.

The liability of an insider under Section 16(b) is only to the Company itself. The Company, however, cannot waive its right to short swing profits, and any Company stockholder can bring suit in the name of the Company. Reports of ownership filed with the SEC on Form 3, Form 4 or Form 5 pursuant to Section 16(a) are readily available to the public, and are carefully monitored for potential Section 16(b) violations. In addition, liabilities under Section 16(b) may require separate disclosure in the Company’s annual report or its proxy statement for its annual meeting of stockholders. No suit may be brought more than two years after the date the profit was realized. However, if the insider fails to file a report of the transaction on Form 4 or Form 5 as required under Section 16(a), the two-year limitation period does not begin to run until after the transactions giving rise to the profit have been disclosed. Failure to report transactions and late filing of reports require separate disclosure in the Company’s proxy statement.

9.POST-TERMINATION TRANSACTIONS
This Policy continues to apply to your transactions in the Company’s securities even after you have terminated employment or other services to the Company as follows: if you are aware of Inside Information when your employment or service relationship terminates, you may not Trade in Securities until that information has become generally available or is no longer material.
10.ASX LISTING AND SEC RULES

The Company will comply with the ASX Listing Rules requirements related to Trading in Securities and all applicable Securities and Exchange Commission rules, including:

(1)maintaining this Policy in accordance with applicable legislation and regulations;

(2)providing the ASX with a copy of this Policy upon its adoption, material amendment or on the ASX’s request; and

Exhibit 19.1

(3)notifying the ASX and SEC of Trades in Securities, as required.

11.POLICY COMPLIANCE

11.a.Compliance with Policy and legal obligations

Restricted Persons are individually responsible for ensuring their compliance with this Policy and their legal obligations relating to insider trading.

11.b.Consequences of breaching Policy and legal obligations

Engaging in insider trading may subject Restricted Persons to:

(1)criminal liability, including substantial monetary fines and/or imprisonment; and/or

(2)civil liability, which may include being sued by another party for any loss suffered as a result of insider trading.

Further, the Company will not tolerate any breach of Restricted Persons’ legal obligations regarding insider trading. Restricted Persons who breach any applicable insider trading law or this Policy will likely face disciplinary action, including termination of employment or engagement with the Company. Any Restricted Person who becomes aware of a violation of this Policy should immediately report the violation to the Chair.

The Company may be required to notify relevant authorities of a serious breach of this Policy.

11.c.Guidance

Your compliance with this Policy is of the utmost importance both for you and for the Company. If you have any questions about this Policy or its application to any proposed transaction, you may obtain additional guidance from the General Counsel. Do not try to resolve uncertainties on your own, as the rules relating to insider trading are often complex, not always intuitive and violations carry severe consequences.

12.ADOPTION AND REVIEW OF THIS POLICY

12.a.Adoption

The Board adopted this Policy on September 13, 2023. It takes effect from that date and replaces any previous Company policy in this regard.

12.b.Review and amendment

The Board is responsible for regularly reviewing this Policy, having regard to changing circumstances and any changes to the ASX Listing Rules, SEC regulations, the Corporations Act, the Exchange Act or other applicable legislation.

This Policy can only be amended with the approval of the Board. The Board may, at its discretion, amend this Policy to extend its application to securities of other companies or entities with which the Company has a close business relationship (including the Company’s clients, suppliers or contractors). The Board will communicate any amendments to Restricted Persons as appropriate.

12.c.Review and amendment

All Restricted Persons must certify their understanding of, and compliance with, this Policy.

Exhibit 19.1

ATTACHMENT A
SHORT-SWING PROFIT RULE SECTION 16(B) CHECKLIST

Note: ANY combination of PURCHASE AND SALE or SALE AND PURCHASE within six months of each other by an officer, director or 10% stockholder (or any family member living in the same household or certain affiliated entities) results in a violation of Section 16(b) of the Exchange Act, and the “profit” must be recovered by Sezzle Inc. (the “Company”). It makes no difference how long the shares being sold have been held or, for officers and directors, that you were an insider for only one of the two matching transactions. The highest priced sale will be matched with the lowest priced purchase within the six-month period.

Sales

If a sale is to be made by an officer, director or 10% stockholder (or any family member living in the same household or certain affiliated entities):

1.Have there been any purchases by the insider (or family members living in the same household or certain affiliated entities) within the past six months?

2.Have there been any option grants or exercises not exempt under Rule 16b-3 within the past six months?

3.Are any purchases (or non-exempt option exercises) anticipated or required within the next six months?

4.Has a Form 4 been prepared?

Note: If a sale is to be made by an affiliate of the Company, has a Form 144 been prepared and has the broker been reminded to sell pursuant to Rule 144?

Purchases and Option Exercises

If a purchase or option exercise for Company stock is to be made:

1.Have there been any sales by the insider (or family members living in the same household or certain affiliated entities) within the past six months?

2.Are any sales anticipated or required within the next six months (such as tax-related or year- end transactions)?

3.Has a Form 4 been prepared?

Before proceeding with a purchase or sale, consider whether you are aware of any Inside Information which could affect the price of the Company stock. All transactions in the Company’s securities by officers and directors must be pre-cleared by contacting the proper Notification Officer.

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

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-257366) of Sezzle Inc. of our report dated February 29, 2024, relating to the consolidated financial statements, appearing in the Annual Report on Form 10-K for the year ended December 31, 2023.
/s/ Baker Tilly US, LLP
Minneapolis, Minnesota
February 29, 2024

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

Date: February 29, 2024

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

Date: February 29, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 29, 2024

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 29, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 97.1

Clawback Policy – Executive Officers
10/12/2023

Exhibit 97.1
1.Introduction
Sezzle Inc. (the “Company”) is a publicly listed company trading on The Nasdaq Stock Market (“Nasdaq”). In accordance with Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 promulgated thereunder (“Rule 10D-1”), and Rule 5608 of the Nasdaq listing standards (the “Nasdaq Rules”), companies listed on Nasdaq must adopt and comply with a written policy providing that such companies will recover reasonably promptly from current and former executive officers the amount of certain erroneously awarded incentive-based compensation.
To comply with Rule 10D-1 and the Nasdaq Rules, the Board of Directors (the “Board”)of the Company has adopted this Policy (the “Policy”) to provide for the reasonably prompt recovery of Erroneously Awarded Compensation (as defined below) from Executive Officers (as defined below). The recovery of Erroneously Awarded Compensation from Executive Officers is required on a “no fault” basis, without regard to any misconduct occurred or an Executive Officer’s responsibility for the erroneous financial statements. An accounting restatement due to material noncompliance with any financial reporting requirement of the Company under the securities laws triggers application of this Policy.
2.Definitions
“Accounting Restatement” means an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements of the Company (a “Big R” restatement), or that is not material to previously issued financial statements but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (a “little r” restatement).
“Clawback Eligible Incentive Compensation” means all Incentive-based Compensation Received by an Executive Officer (i) on or after October 2, 2023, (ii) after beginning service as an Executive Officer, (iii) who served as an Executive Officer at any time during the applicable performance period relating to any Incentive-based Compensation (whether or not such Executive Officer is serving at the time the Erroneously Awarded Compensation is required to be repaid to the Company), (iv) while the Company has a class of securities listed on Nasdaq or another national securities exchange or a national securities association, and (v) during the applicable Clawback Period.
“Clawback Period” means, with respect to any Accounting Restatement, the three completed fiscal years of the Company immediately preceding the Restatement Date, and if the Company changes its fiscal year, any transition period of less than nine months within or immediately following those three completed fiscal years.
“Committee” means the Compensation Committee of the Board of the Company or, in the absence of such a committee, a majority of the independent directors serving on the Board.
“Erroneously Awarded Compensation” means, with respect to each Executive Officer in connection with an Accounting Restatement, the amount of Clawback Eligible Incentive Compensation that exceeds the amount of Incentive-based Compensation that otherwise would have been Received had it been determined based on the restated amounts, computed without regard to any taxes paid.

Exhibit 97.1
“Executive Officer” means each person who is currently or was previously designated as an “officer” of the Company as defined in Rule 16a-1(f) under the Exchange Act or any other senior executive or vice president as designated by the Committee or the Board to be subject to this Policy. For the avoidance of doubt, the identification of an executive officer for purposes of this Policy shall include the Company’s president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president of the Company in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer of the Company who performs a policy-making function, or any other person who performs similar policy-making functions for the Company.
“Financial Reporting Measures” means measures that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures. Stock price and total shareholder return (and any measures that are derived wholly or in part from stock price or total shareholder return) shall, for purposes of this Policy, be considered Financial Reporting Measures. For the avoidance of doubt, a Financial Reporting Measure need not be presented in the Company’s financial statements or included in a filing with the Securities Exchange Commission (the “SEC”).
“Incentive-based Compensation” means any compensation that is granted, earned, or vested based wholly or in part upon the attainment of a Financial Reporting Measure.
Incentive-based Compensation is deemed to be “Received” in the Company’s fiscal period during which the Financial Reporting Measure specified in the Incentive-based Compensation is attained, even if the payment or grant of the Incentive-based Compensation occurs after the end of that period.
“Restatement Date” means the earlier to occur of (i) the date the Board, a committee of the Board, or the officers of the Company authorized to take such action if Board action is not required, concludes, or reasonably should have concluded, that the Company is required to prepare an Accounting Restatement, or (ii) the date a court, regulator or other legally authorized body directs the Company to prepare an Accounting Restatement.
3.Calculation and Recovery of Erroneously Awarded Compensation
In event of an Accounting Restatement, the Company will reasonably promptly recover the Erroneously Awarded Compensation Received in accordance with the Nasdaq Rules and Rule 10D-1.
A.If the Erroneously Awarded Compensation Received is subject to mathematical recalculation directly from the information in the applicable Accounting Restatement, the Committee shall determine the amount of any Erroneously Awarded Compensation Received by each Executive Officer and shall promptly deliver a written notice to each Executive Officer containing the amount of any Erroneously Awarded Compensation and a demand for the return or repayment of such compensation, as applicable.
B.If Incentive-based Compensation is based on (or derived from) stock price or total shareholder return, where the amount of Erroneously Awarded Compensation is not subject to recalculation from the information in the applicable Accounting Restatement, the Committee shall (i) determine the amount of Erroneously Awarded Compensation based on a reasonable estimate of the effect of the Accounting Restatement on the stock price or total shareholder return upon which the Incentive-based Compensation was Received; (ii) maintain documentation of the determination of such estimate and provide such documentation to Nasdaq; and (iii) promptly deliver a written notice to each Executive Officer containing the amount of Erroneously Awarded Compensation and a demand for the return or repayment of such compensation, as applicable.

Exhibit 97.1
4.Exemptions to Recovery of Erroneously Awarded Compensation
Notwithstanding anything herein to the contrary, the Company shall not be required to take the actions contemplated by Section 3 if the Committee determines that recovery would be impracticable and any of the following conditions are met:
A.The Committee has determined that the direct expenses paid to a third party to assist in enforcing the Policy would exceed the amount to be recovered. Before making this determination, the Company must make a reasonable attempt to recover the Erroneously Awarded Compensation, document such attempt to recover the Erroneously Awarded Compensation, and send such documentation to Nasdaq.
B.Recovery would violate home country law where that law was adopted prior to November 28, 2022. Before concluding that it would be impracticable to recover any amount of Erroneously Awarded Compensation based on violation of home country law, the Committee must obtain an opinion of home country counsel, acceptable to Nasdaq, that recovery would result in such a violation, and must provide such opinion to Nasdaq.
C.Recovery would likely cause an otherwise tax-qualified retirement plan, under which benefits are broadly available to employees of the Company, to fail to meet the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder.
5.Method of Recovery by the Committee
The Committee shall have discretion to determine the appropriate means of recovering Erroneously Awarded Compensation based on the particular facts and circumstances of each Executive Officer. Any determination made pursuant this Policy and any application and implementation thereof need not be uniform with respect to each Executive Officer, or payment recovered or forfeited under this Policy. To the extent permitted by applicable law, the Committee may seek to recoup Erroneously Awarded Compensation Received by all legal means available, including but not limited to, by requiring any affected Executive Officer to repay such amount to the Company, by set-off, by reducing future compensation of the affected Executive Officer, or by such other means or combination of means as the Committee, in its sole discretion, determines to be appropriate. Notwithstanding the foregoing, except as set forth in Section 4, in no event may the Company accept an amount that is less than the amount of Erroneously Awarded Compensation in satisfaction of an Executive Officer’s obligations hereunder.
6.Executive Officer Payment; Failure to Pay
A.To the extent that the Executive Officer has already reimbursed the Company for any Erroneously Awarded Compensation Received under any duplicative recovery obligations established by the Company or applicable law, such reimbursed amount shall be credited to the amount of the Erroneously Awarded Compensation subject to recovery under this Policy.
B.To the extent that an Executive Officer fails to repay all Erroneously Awarded Compensation to the Company when due, the Company shall take all actions reasonable and appropriate to recover such Erroneously Awarded Compensation from the applicable Executive Officer. The applicable Executive Officer shall be required to reimburse the Company for any and all expenses reasonably incurred (including legal fees) by the Company in recovering such Erroneously Awarded Compensation in accordance with the immediately preceding sentence.

Exhibit 97.1
7.Prohibition of Indemnification and Insurance
The Company shall not be permitted to insure or indemnify any Executive Officer against (i) the loss of any Erroneously Awarded Compensation that is repaid, returned, or recovered pursuant to the terms of this Policy, or (ii) any claims relating to the Company’s enforcement of its rights under this Policy. Further, the Company shall not enter into any agreement that exempts any Incentive-based Compensation that is granted, paid, or awarded to an Executive Officer from the application of this Policy or that waives the Company’s right to recovery of any Erroneously Awarded Compensation, and this Policy shall supersede any such agreement (whether entered into before, on or after the effective date of this Policy).
8.Administration and Interpretation
This Policy shall be administered by the Committee, and any determinations made by the Committee shall be final and binding on all affected persons. The Committee is authorized to interpret and construe this Policy and to make all determinations necessary or appropriate for the administration of this Policy and for the Company’s compliance with the Nasdaq Rules, Section 10D, Rule 10D-1 and any other applicable law, regulation, rule or interpretation of the SEC or Nasdaq promulgated or issued in connection therewith. For the avoidance of doubt, in the event of any inconsistency, conflict or ambiguity as to the rights and obligations of affected persons under other compensation policies of the Company, the terms of this Policy shall control and supersede any such inconsistency, conflict or ambiguity.
9.Amendments
The Committee shall review this Policy on an annual basis and recommend to the Board any proposed amendments to this Policy. The Board may amend this Policy from time to time, in its discretion, in accordance with securities laws and Nasdaq Rules, as applicable, or otherwise.
10.Other Recovery Rights
This Policy shall be binding and enforceable against all Executive Officers and, to the extent required by applicable law or guidance from the SEC or Nasdaq, their beneficiaries, heirs, executors, administrators, or other legal representatives. This Policy will be applied to the fullest extent required by applicable law. Any employment agreement, equity award agreement, compensatory plan or any other agreement or arrangement with an Executive Officer shall be deemed to include, as a condition to the grant of any benefit thereunder, an agreement by the Executive Officer to abide by the terms of this Policy.
Any right of recovery under this Policy is in addition to, and not in lieu of, any other remedies or rights of recovery that may be available to the Company under applicable law, regulation, or rule or pursuant to the terms of any policy of the Company or any provision in any employment agreement, equity award agreement, compensatory plan, agreement, or other arrangement.
11.Mandatory Disclosure
The Company shall file this Policy and, in the event of an Accounting Restatement, will disclose information related to such Accounting Restatement in accordance with the requirements of the Federal securities laws, including the disclosure required by the applicable SEC filings.

Exhibit 97.1

Clawback Policy Acknowledgment

I, the undersigned, agree and acknowledge that I am fully bound by, and subject to, all of the terms and conditions of the Sezzle Inc. Clawback Policy (as may be amended, restated, supplemented or otherwise modified from time to time, the “Policy”). In the event of any inconsistency between the Policy and the terms of any employment agreement to which I am a party, or the terms of any compensation plan, program or agreement under which any compensation has been granted, awarded, earned or paid, the terms of the Policy shall govern. In the event it is determined by the Committee that any amounts granted, awarded, earned or paid to me must be forfeited or reimbursed to the Company, I will promptly take any action necessary to effectuate such forfeiture and/or reimbursement. Any capitalized terms used in this Acknowledgment without definition shall have the meaning set forth in the Policy.

Date:                        By:
                            Name:
                            Title: