Form 10-Q
period 2024-03-31
Sezzle Inc.
filed 2024-05-09
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41781

SEZZLE INC.
(Exact name of registrant as specified in its charter)

Delaware	81-0971660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Nicollet Mall, Suite 640, Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +1 651 240 6001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at May 3, 2024 were 5,667,389.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in any subsequent reports we file with the U.S. Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance, or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our 2023 Form 10-K. Should one or more of the risks or uncertainties described in the 2023 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$77,784,583	$67,624,212
Restricted cash, current	3,818,497	2,993,011
Notes receivable	112,514,403	142,885,682
Allowance for credit losses	(9,182,732)	(12,253,041)
Notes receivable, net	103,331,671	130,632,641
Other receivables, net	1,316,330	1,571,728
Prepaid expenses and other current assets	5,432,878	6,223,274
Total current assets	191,683,959	209,044,866
Non-Current Assets
Internally developed intangible assets, net	2,058,271	1,898,470
Operating right-of-use assets	867,861	994,476
Restricted cash, non-current	582,000	82,000
Other assets	516,330	625,471
Total Assets	$195,708,421	$212,645,283

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$73,732,665	$74,135,491
Operating lease liabilities	50,431	57,316
Accrued liabilities	10,488,273	10,790,308
Other payables	5,536,037	5,261,436
Deferred revenue	3,134,135	2,643,230
Line of credit, net of unamortized debt issuance costs of $619,094	—	94,380,906
Total current liabilities	92,941,541	187,268,687
Long Term Liabilities
Long term debt	250,000	250,000
Operating lease liabilities	884,227	981,692
Line of credit, net of unamortized debt issuance costs of $561,194	71,438,806	—
Warrant liabilities	—	967,257
Other non-current liabilities	580,456	1,083,323
Total Liabilities	166,095,030	190,550,959

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,777,853 and 5,826,206 shares issued, respectively; 5,635,178 and 5,697,517 shares outstanding, respectively	2,084	2,085
Additional paid-in capital	186,288,172	186,015,079
Stock subscriptions: 658 and 0 shares subscribed, respectively	(38,848)	—
Treasury stock, at cost: 142,675 and 128,689 shares, respectively	(6,070,146)	(5,755,961)
Accumulated other comprehensive loss	(645,548)	(646,999)
Accumulated deficit	(149,922,323)	(157,519,880)
Total Stockholders' Equity	29,613,391	22,094,324
Total Liabilities and Stockholders' Equity	$195,708,421	$212,645,283

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended March 31,
	2024	2023
Total income	$46,978,634	$34,673,431

Operating Expenses
Personnel	11,025,040	11,573,990
Transaction expense	11,787,146	8,238,586
Third-party technology and data	2,157,172	1,749,176
Marketing, advertising, and tradeshows	654,875	3,199,174
General and administrative	2,379,778	2,798,210
Provision for credit losses	5,139,966	1,694,364
Total operating expenses	33,143,977	29,253,500

Operating Income	13,834,657	5,419,931

Other Income (Expense)
Net interest expense	(4,081,442)	(3,377,047)
Other income (expense), net	(91,560)	113,487
Fair value adjustment on warrants	(1,261,556)	(420,201)
Income before taxes	8,400,099	1,736,170

Income tax expense	393,094	11,624

Net Income	8,007,005	1,724,546

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,451	(145,808)

Total Comprehensive Income	$8,008,456	$1,578,738

Net income per share*:
Basic	$1.41	$0.31
Diluted	1.34	0.31

Weighted-average shares outstanding*:
Basic	5,660,199	5,480,673
Diluted	5,960,768	5,556,830

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,148,085	—	—	—	—	2,148,085
Stock option exercises	395	—	750	—	—	—	—	750
Restricted stock issuances and vesting of awards	5,021	2	242,021	—	—	—	—	242,023
Repurchase of common stock	(1,965)	(1)	—	—	(28,917)	—	—	(28,918)
Foreign currency translation adjustment	—	—	—	—	—	(145,808)	—	(145,808)
Net income	—	—	—	—	—	—	1,724,546	1,724,546
Balance at March 31, 2023	5,481,921	$2,084	$181,445,224	$—	$(4,101,669)	$(789,782)	$(162,893,356)	$13,662,501

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2024	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324
Equity based compensation	—	—	757,029	—	—	—	—	757,029
Stock option exercises	6,509	—	171,816	—	—	—	—	171,816
Restricted stock issuances and vesting of awards	43,441	—	148,215	—	—	—	—	148,215
Stock subscriptions receivable related to stock option exercises	658	—	38,848	(38,848)	—	—	—	—
Conversion of warrant liabilities to stockholders' equity	—	—	2,228,813	—	—	—	—	2,228,813
Repurchase and retirement of common stock	(98,961)	(1)	(3,071,628)	—	—	—	(409,448)	(3,481,077)
Repurchase of common stock	(13,986)	—	—	—	(314,185)	—	—	(314,185)
Foreign currency translation adjustment	—	—	—	—	—	1,451	—	1,451
Net income	—	—	—	—	—	—	8,007,005	8,007,005
Balance at March 31, 2024	5,635,178	$2,084	$186,288,172	$(38,848)	$(6,070,146)	$(645,548)	$(149,922,323)	$29,613,391

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2024	2023
Operating Activities:
Net income	$8,007,005	$1,724,546
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	226,816	200,768
Provision for credit losses	5,139,966	1,694,364
Provision for other credit losses	1,078,409	516,319
Equity based compensation and restricted stock vested	905,244	2,390,108
Amortization of debt issuance costs	195,617	173,453
Fair value adjustment on warrants	1,261,556	420,201
(Gain) loss on sale of fixed assets	(17,289)	2,174
Changes in operating assets and liabilities:
Notes receivable	21,952,935	6,885,554
Other receivables	(823,724)	128,749
Prepaid expenses and other assets	866,677	1,013,216
Merchant accounts payable	(174,394)	(17,748,691)
Other payables	277,626	(952,451)
Accrued liabilities	(796,803)	(647,194)
Deferred revenue	491,107	120,447
Operating leases	22,265	3,700
Net Cash Provided from (Used for) Operating Activities	38,613,013	(4,074,737)

Investing Activities:
Purchase of property and equipment	(1,847)	(51,158)
Internally developed intangible asset additions	(338,229)	(270,095)
Net Cash Used for Investing Activities	(340,076)	(321,253)

Financing Activities:
Proceeds from line of credit	—	11,300,000
Payments to line of credit	(23,000,000)	(16,500,000)
Payments of debt issuance costs	(137,717)	(52,883)
Proceeds from stock option exercises	171,816	750
Repurchase of common stock	(3,795,262)	(28,918)
Net Cash Used for Financing Activities	(26,761,163)	(5,281,051)

Effect of exchange rate changes on cash	(25,917)	735,157
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,511,774	(9,677,041)
Cash, cash equivalents, and restricted cash, beginning of period	70,699,223	69,522,658
Cash, cash equivalents, and restricted cash, end of period	$82,185,080	$60,580,774

Noncash investing and financing activities:
Conversion of warrant liabilities to stockholders' equity	$2,228,813	$—

Supplementary disclosures:
Interest paid	$4,167,381	$3,617,351
Income taxes paid	—	825

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2023 annual consolidated financial statements.

Operating results reported for the three months ended March 31, 2024 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2024.

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

We measure the value of our money market securities based on Level 1 inputs. Our warrant liabilities were valued using a Black-Scholes valuation model, which was calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities was the expected volatility of our common stock. During the three months ended March 31, 2024, we reclassified our warrant liabilities to stockholders’ equity in connection with our delisting from the Australian Securities Exchange and amending the outstanding warrant agreements to reference our common stock price on the Nasdaq Capital Market, which is stated in U.S. Dollars. Refer to Note 7. Warrant Liabilities for more information.

Our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents:
Money market securities	$9,519,866	$—	$—	$9,519,866	$14,432	$—	$—	$14,432

Liabilities:
Warrant liabilities	$—	$—	$—	$—	$—	$—	$967,257	$967,257

The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$68,264,717	$68,264,717	$—	$—	$68,264,717
Restricted cash(2)	4,400,497	4,400,497	—	—	4,400,497
Notes receivable, net	103,331,671	—	—	103,331,671	103,331,671
Total assets	$175,996,885	$72,665,214	$—	$103,331,671	$175,996,885
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	71,438,806	—	71,438,806	—	71,438,806
Total liabilities	$71,688,806	$—	$71,688,806	$—	$71,688,806

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,609,780	$67,609,780	$—	$—	$67,609,780
Restricted cash(2)	3,075,011	3,075,011	—	—	3,075,011
Notes receivable, net	130,632,641	—	—	130,632,641	130,632,641
Total assets	$201,317,432	$70,684,791	$—	$130,632,641	$201,317,432
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	94,380,906	—	94,380,906	—	94,380,906
Total liabilities	$94,630,906	$—	$94,630,906	$—	$94,630,906

(1)Excludes $9,519,866 and $14,432 as of March 31, 2024 and December 31, 2023, respectively, relating to money market securities that are reported at fair value.
(2)Includes both restricted cash, current and restricted cash, non-current as disclosed on the consolidated balance sheets.

Segments

We conduct our operations through a single operating segment and, therefore, one reportable segment. There are no significant concentrations by state or geographical location.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our total assets, net income, or total comprehensive income.

Recent Accounting Pronouncements

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
		January 1, 2024 (On an annual basis) January 1, 2025 (On an interim basis)	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will disclose information about significant segment expenses, how management assesses our single segment’s performance, and other required disclosures in our 2024 annual consolidated financial statements on a retrospective basis.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU requires enhanced disclosures on the income tax rate reconciliation, income taxes paid, and other income tax-related disclosures. Such disclosures include specific categories in the rate reconciliation, qualitative information about significant components of income tax, and disaggregation of income taxes paid by federal, state, and local jurisdiction.
		January 1, 2025	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will include the enhanced disclosure requirements in our 2025 annual consolidated financial statements on a prospective basis.

Note 2. Total Income

Total income was $46,978,634 and $34,673,431 for the three months ended March 31, 2024 and 2023, respectively. Total income in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total income is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the underlying order’s duration using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. Merchant processing fees totaled $14,521,569 and $19,951,436 for the three months ended March 31, 2024 and 2023, respectively.

We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income is recognized over the underlying order’s duration using the effective interest method and promotional incentives are recognized as they are earned during the promotional period. Partner income totaled $4,709,116 and $2,259,786 for the three months ended March 31, 2024 and 2023, respectively.
Transaction income also includes income from consumers when they choose to make an installment payment, excluding the first installment, using a card pursuant to state law. These fees are recognized at the time a payment is processed and totaled $7,387,258 and $3,654,746 for the three months ended March 31, 2024 and 2023, respectively.

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely payment and are applied to principal installments that are delinquent for more than 48 hours (or longer depending on the regulations within a specific state jurisdiction) after the scheduled installment payment date. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $2,712,682 and $2,419,069 for the three months ended March 31, 2024 and 2023, respectively.

Disaggregation of Total Income

Our total income by category and Accounting Standards Codification (“ASC”) recognition criteria for the three months ended March 31, 2024 and 2023 was as follows:

	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$18,382,542	$8,235,401	$26,617,943	$21,443,527	$4,422,441	$25,865,968
Subscription revenue	—	14,673,269	14,673,269	—	4,123,193	4,123,193
Income from other services	3,350,058	2,337,364	5,687,422	2,788,884	1,895,386	4,684,270
Total income	$21,732,600	$25,246,034	$46,978,634	$24,232,411	$10,441,020	$34,673,431

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a note receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Total income to be recognized over the duration of existing notes receivable outstanding was $2,662,864 and $3,340,150 as of March 31, 2024 and December 31, 2023, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $3,134,135 and $2,643,230 as of March 31, 2024 and December 31, 2023, respectively. Of the deferred revenue as of December 31, 2023, $2,490,449 was recognized during the three months ended March 31, 2024.

Income from other services that falls under the scope of ASC Topic 310 primarily relates to late payment fees. Such fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible. Income from other services that fall under the scope of ASC 606 comprises a single performance obligation which is satisfied immediately and not deferred.

Note 3. Notes Receivable and Allowance for Credit Losses

Our notes receivable represents amounts due from consumers for outstanding principal and reschedule fees on installment payment plans made on our platform. Consumers installment payment plans are interest-free, and typically consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. Our notes receivable are generally due within 42 days.

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

As of March 31, 2024 and December 31, 2023, our notes receivable at amortized cost was comprised of the following:

	March 31, 2024	December 31, 2023
Notes receivable, gross	$115,177,267	$146,225,832
Deferred transaction income	(2,662,864)	(3,340,150)
Notes receivable, amortized cost	$112,514,403	$142,885,682

Deferred transaction income is comprised of unrecognized merchant fees and consumer reschedule fees net of direct note origination costs, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 34 days.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024			December 31, 2023
	Amortized cost basis by year of origination
	2024	2023	Total	2023	2022	Total
A	$42,558,426	$13,529	$42,571,955	$47,752,196	$—	$47,752,196
B	44,931,046	196,307	45,127,353	58,815,920	257	58,816,177
C	19,861,009	4,435,815	24,296,824	35,832,476	2,708	35,835,184
No score	518,271	—	518,271	482,125	—	482,125
Total amortized cost	$107,868,752	$4,645,651	$112,514,403	$142,882,717	$2,965	$142,885,682

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Current	$101,438,504	$129,681,699
1–28 days past due	4,477,579	6,808,467
29–56 days past due	2,349,442	3,015,612
57–90 days past due	4,248,878	3,379,904
Total amortized cost	$112,514,403	$142,885,682

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on principal and reschedule fee receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate.

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$12,253,041	$10,223,451
Adoption of Accounting Standards Update No. 2016-13	—	(878,577)
Provision for credit losses	5,139,966	1,694,364
Charge-offs	(9,027,008)	(6,119,010)
Recoveries of charged-off receivables	816,733	1,331,537
Balance at end of period	$9,182,732	$6,251,765

Net charge-offs by year of origination for the three months ended March 31, 2024 was as follows:

	2024	2023	2022	2021	2020	Total
Current period gross charge-offs	$(133,887)	$(8,889,273)	$(3,735)	$(113)	$—	$(9,027,008)
Current period recoveries	—	504,583	151,385	125,307	35,458	816,733
Current period net charge-offs	$(133,887)	$(8,384,690)	$147,650	$125,194	$35,458	$(8,210,275)

Note 4. Other Receivables

As of March 31, 2024 and December 31, 2023, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

As of	March 31, 2024	December 31, 2023
Late payment fees receivable, net	$400,502	$548,649
Receivables from merchants, net	915,828	1,023,079
Other receivables, net	$1,316,330	$1,571,728

Late payment fees are applied to principal installments that are delinquent for more than 48 hours, subject to regulations within specific state jurisdictions, after the scheduled installment payment date. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of March 31, 2024 and December 31, 2023, gross late payment fees receivable totaled $1,490,992 and $1,821,002, respectively.

We maintain an allowance for other credit losses at a level necessary to absorb expected credit losses on late payment fees receivable from our consumers. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for other credit losses. Any adjustment to the allowance for other credit losses is recognized in net income through an offset to total income on our consolidated statements of operations and comprehensive income. Payments recovered after 90 days are recognized as a reduction to the allowance for other credit losses in the period the receivable is recovered.

The activity in the allowance for other credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$1,272,353	$980,713
Provision for other credit losses	1,078,409	516,319
Charge-offs	(1,405,420)	(997,683)
Recoveries of charged-off receivables	145,148	237,142
Balance at end of period	$1,090,490	$736,491

Receivables from merchants primarily represent amounts due to us from our long-term lending partners for processing applications and referring potential consumers to them. Such transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice our long-term lending partners for the fees due to us. Expected losses on merchant fees receivable are minimal, therefore, there is no allowance for credit losses recorded.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

We offer our merchants an interest bearing program in which merchants may defer payment from us in exchange for interest. Within merchant accounts payable, $52,059,379 and $53,616,718 were recorded within the merchant interest program balance as of March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, all deferred payments retained in the program bear interest at a fixed rate of 5.2% on an annual basis, compounding daily. The weighted average annual percentage yield and related interest expense was 4.82% and $636,255, and 4.04% and $581,120 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $72,000,000 and $95,000,000 as of March 31, 2024 and December 31, 2023, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of March 31, 2024 and December 31, 2023, we had pledged $101,304,077 and $131,379,797 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $3,564,695 and $3,534,848 as of March 31, 2024 and December 31, 2023, respectively.

Expenses related to our line of credit for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
	2024	2023
Interest expense on utilization	$3,501,270	$2,760,080
Interest expense on unused daily amounts	23,958	39,805
Amortization of debt issuance costs	195,617	173,453

For the three months ended March 31, 2024 and 2023, our line of credit carried an effective annual interest rate of 16.77% and 17.69%, respectively.

Note 7. Warrant Liabilities

On February 23, 2024, in connection with our delisting from the Australian Securities Exchange (ASX), we amended the strike price of all outstanding warrants to be denominated in US dollars instead of Australian dollars. As a result of the amendment, the warrants were no longer subject to foreign currency fluctuations and became considered indexed directly to our stock price. Therefore, on the date of amendment we converted the warrants from a liability to stockholders’ equity within the consolidated balance sheets. The amount converted totaled $2,228,813. As of March 31, 2024, none of the warrants have been exercised or cancelled.

Prior to converting our warrant liabilities, we revalued them to their fair value as of each reporting date using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities is the expected volatility of our common stock. On the conversion date, we revalued the warrants using the Black-Scholes valuation model using a risk-free interest rate of 4.2%, expected volatility of 139.1%, and an expected life of 5.6 years, resulting in an estimated fair value of $40.81 per warrant. The activity related to our warrant liabilities during the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended March 31,
	2024	2023
Balance at beginning of period	$967,257	$511,295
Fair value remeasurement loss	1,261,556	420,202
Conversion of warrant liabilities to stockholders’ equity	(2,228,813)	—
Balance at end of period	$—	$931,497

The fair value remeasurement loss was recognized within other income (expense) on the consolidated statements of operations and comprehensive income.

Note 8. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options and assumed vesting of restricted stock units (if dilutive). Diluted net income per share was computed using the treasury stock method for warrants, stock options, and restricted stock units.

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended March 31,
	2024	2023
Numerator:
Net income	$8,007,005	$1,724,546

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,660,199	5,480,673
Diluted shares:
Stock options	87,178	67,741
Restricted stock units	173,457	—
Warrants	39,934	8,416
Weighted-average shares outstanding	5,960,768	5,556,830

Net income per share:
Basic	$1.41	$0.31
Diluted	$1.34	$0.31

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 85,741 and 228,281 shares were excluded from the denominator of diluted net income per share for the three months ended March 31, 2024 and 2023, respectively.

Note 9. Subsequent Events

2024 Credit Agreement

On April 19, 2024, we entered into a secured revolving credit facility (the “2024 Credit Agreement”) with Bastion Funding VI LP and other certain lenders. The 2024 Credit Agreement has a borrowing capacity of up to $150,000,000 and a maturity date of April 19, 2027. The borrowing base is 85% of pledged, eligible notes receivable, increased to 90% based on the loss rates of the underlying collateral. Eligible notes receivable are defined as notes receivable from consumers from the United States or Canada that are less than 30 days past due and fall within certain term and principal criteria.

Our 2024 Credit Agreement carries an interest rate of 3-month Term U.S. Federal Reserve Secured Overnight Financing Rate (“SOFR”) plus 6.75%, with a SOFR floor rate of 2.0%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically monthly. We incur an unused facility fee of 0.5% per annum on the difference between the maximum borrowing capacity and the amount of principal outstanding. We are also required to maintain a minimum outstanding balance of $60,000,000.

The 2024 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default (including upon change of control or collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants limit our ability to incur or guarantee additional indebtedness; make investments or other restricted payments; acquire assets or form or acquire subsidiaries; create liens; sell assets; pay dividends or make other distributions or repurchase or redeem capital stock; engage in certain transactions with affiliates; enter into agreements that restrict the creation or incurrence of liens other than liens securing the new 2024 Credit Agreement and related documents; engage in liquidations, mergers, or consolidations; and make any material amendment, modification, or supplement to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. We are also subject to financial covenants, which require us to meet financial tests related to collection rates, default rates, leverage, tangible net worth, and liquidity.

In connection with entering into the 2024 Credit Agreement, we refinanced our current outstanding line of credit, which had a maturity date of less than one year as of March 31, 2024, using proceeds from the 2024 Credit Agreement. As a result, we classified our line of credit as a non-current liability on the consolidated balance sheets as of March 31, 2024 because we entered into the 2024 Credit Agreement for the purpose of refinancing our line of credit on a long-term basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q, and the “Risk Factors” sections on this Form 10-Q and the 2023 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of March 31, 2024, our platform has supported the business growth of 26 thousand Active Merchants while serving 2.6 million Active Consumers. Through our products we aim to enable consumers to take control of their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including consumers, merchants, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale while paying in installments over time. The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. We also offer alternative payment options on the Sezzle Platform, including “pay-in-two” and “pay-in-full,” to certain consumers. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 53 times per year based on the transaction activity during the rolling twelve months ended March 31, 2024, although historical transaction activity is not an indication of future results.

Our product is generally free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two subscription products or enter into an interest-bearing loan with our third-party partners. We make most of our revenue by charging our merchants fees in the form of a merchant processing fee and through two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Additionally, through collaboration with third-party partners we enable our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items (up to $15,000), which extend up to 60 months.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. Our product is generally free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two optional subscription products or enter into an interest-bearing loan with our long-term lending partners. Subscription-related income comprised approximately 31% and 12% of our total income for the three months ended March 31, 2024 and 2023, respectively.

We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant and partner-related income comprised approximately 46% and 70% of our total income for the three months ended March 31, 2024 and 2023, respectively. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital which facilitates access to small business loans issued by third-party lenders.

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

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of March 31, 2024, we had approximately 26 thousand Active Merchants (defined as directly integrated merchants who have had at least one order on the Sezzle Platform in the last twelve months) on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability, and therefore, could incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, or merchants shifting to other service providers, including competitors or in-house offerings. We also face the risk that our key partners could become competitors of our business if such partners are able to determine how we have designed and implemented our model to provide our services. We continue to prioritize our focus on merchant profitability, which has resulted in a decline in our directly-integrated merchant base.

The success of our business is also dependent on a consumer base that actively uses our products. As of March 31, 2024, we had approximately 2.6 million Active Consumers on the platform. We aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay Sezzle Virtual Card, and our paid subscription services Sezzle Premium and Sezzle Anywhere. There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting.

Product Innovation

Our expanding product suite enables us to further promote our mission of financially empowering the next generation, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2023, we launched Sezzle Anywhere, a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. In 2023, we also began offering a “pay-in-two” option to certain consumers who are not qualified for our “pay-in-four” product. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

Credit Risk Management

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all credit losses from our consumers that we extend credit to. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate receipt of funds. Because consumers typically settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions over time. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for credit losses and related charge-offs by providing optimal limitations on spending power to qualified consumers. We also utilize third-party collection agencies in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

Maintaining our Capital-Efficient Strategy

Maintaining our funding strategy and efficient use of capital is important for the ability to grow our business. We have created a funding strategy that we believe allows us to scale our business and drive rapid growth. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We primarily rely on revolving credit facilities to fund our receivables over time, and do not currently require equity to directly fund product growth.

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which is affected by changes in general economic conditions. For example, the retail sector is affected by macroeconomic conditions such as unemployment, interest rates, consumer confidence, economic recessions, public health crises, or extended periods of uncertainty or volatility—all of which may influence consumer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend, and may be less likely to purchase products by utilizing our services. This could also cause our credit losses to increase due to consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is further impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, including the cost to comply with such regulations, have an ongoing impact on our results of operations and financial performance.

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total income and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$492,672	$369,812	$122,860	33.2%

UMS is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. UMS does not represent revenue earned by us, is not a component of our income, nor is included within our financial results prepared in accordance with U.S. GAAP. However, we believe that UMS is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, including our Sezzle Premium and Sezzle Anywhere products, which is an indicator of the strength of the Sezzle Platform.

For the three months ended March 31, 2024 and 2023, UMS totaled $492.7 million and $369.8 million, respectively, which was an increase of 33.2%. The increase was driven by the expansion of our Sezzle Anywhere subscription product, which launched in June 2023.

Active Consumers and Active Subscribers

	As of		Change
	March 31, 2024	December 31, 2023	#	%
	(in thousands, except percentages)
Active Consumers	2,594	2,601	(7)	(0.3)%
Active Subscribers	371	307	64	20.9%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. As of March 31, 2024 and December 31, 2023, we had 2.6 million Active Consumers. Active Consumers remained flat as of March 31, 2024 compared to December 31, 2023.

Active Subscribers is defined as unique consumers who have an active subscription for either Sezzle Premium or Sezzle Anywhere. As of March 31, 2024, we had 0.4 million Active Subscribers, an increase of 20.9% when compared to our 0.3 million Active Subscribers as of December 31, 2023. The increase in Active Subscribers was driven by the further adoption of our subscription products.

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

Personnel

Personnel primarily comprises all compensation paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, equity and incentive-based compensation, and other employee-related expenses.

Transaction Expense

Transaction expense primarily comprises processing fees paid to third parties to process debit, credit and ACH payments received from consumers, merchant affiliate program and partnership fees, and consumer communication costs. We incur merchant affiliate program and partnership fees when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have a contractual agreement. We incur consumer communication costs when we notify the consumer about the transaction status and upcoming payments. Communications are primarily made via text message and email directly to the consumer.

Third-Party Technology and Data

Third-party technology and data primarily includes cloud-based infrastructure, fraud prevention, obtaining underwriting data that resulted in failed loan applications, and consumer engagement. Underwriting costs incurred that result in successfully originated loans are an element of transaction income and recognized as a reduction of the overall income and, therefore, are not included in third-party technology and data.

Marketing, Advertising, and Tradeshows

Marketing, advertising, and tradeshows primarily comprises costs related to marketing, sponsorships, advertising, attending tradeshows, promotions, and co-marketing the Sezzle brand with our merchants.

General and Administrative

General and administrative expenses are primarily comprised of professional service fees, depreciation and amortization, insurance premiums, travel, meals, and entertainment costs. Professional service fees include legal, compliance, audit, tax, and consulting services to support the growth of our company.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Income

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Transaction income	$26,618	$25,866	$752	2.9%
Subscription revenue	14,673	4,123	10,550	255.9%
Income from other services	5,688	4,684	1,004	21.4%
Total income	$46,979	$34,673	$12,306	35.5%

Transaction income for the three months ended March 31, 2024 and 2023 totaled $26.6 million and $25.9 million, respectively, which was an increase of 2.9%. Within transaction income, merchant processing fees totaled $14.5 million and $20.0 million for the three months ended March 31, 2024 and 2023, respectively. Merchant processing fees decreased period over period due to the higher concentration of UMS volume transacted with our subscription products. Despite the decrease in merchant processing fees, transaction income grew year-over-year overall due to increases in both partner income and consumer fees.

Subscription revenue totaled $14.7 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily from the launch of our Sezzle Anywhere subscription product in June 2023 and overall growth in our Active Subscribers.

Income from other services totaled $5.7 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase was driven by increases in consumer late payment fees, consumer reschedule fees, and merchant marketing placement revenue. Consumer late payment fees totaled $2.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in late payment fees was driven by higher incidents of consumer delinquencies during the three months ended March 31, 2024, which is driven by higher overall UMS. Gateway fees and other operational income comprised the rest of income from other services.

Personnel

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Personnel	$11,025	$11,574	$(549)	(4.7)%

Personnel costs were $11.0 million and $11.6 million for the three months ended March 31, 2024 and 2023, respectively. Recorded within personnel, equity based compensation totaled $0.9 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively, which was a 62.1% decrease. The decrease in equity based compensation was offset with expenses related to our profit-sharing incentive plan as a result of our profitability, along with higher wages and salaries paid to employees.

Transaction Expense

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Payment processing costs	$10,166	$6,353	$3,813	60.0%
Affiliate and partner fees	1,202	1,245	(43)	(3.5)%
Other transaction expense	419	641	(222)	(34.5)%
Transaction expense	$11,787	$8,239	$3,548	43.1%

Transaction expenses were $11.8 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively.

Payment processing costs were $10.2 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by higher UMS during the three months ended March 31, 2024. Additionally, the average order value of transactions on the Sezzle Platform was lower during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, which, along with increased Underlying Merchant Sales, resulted in higher payment processing costs for the three months ended March 31, 2024.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. Such costs were $1.2 million for the three months ended March 31, 2024 and 2023.

Other costs included in transaction expense were $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Such costs are comprised of consumer communication costs and consumer and merchant support–related costs. The decrease in costs was a result of fewer consumer and merchant support-related costs during the current period.

Third-Party Technology and Data

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,157	$1,749	$408	23.3%

Third-party technology and data costs totaled $2.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in expense was driven by an increase in utilization of cloud-based infrastructure and other related costs to support the Sezzle Platform and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$655	$3,199	$(2,544)	(79.5)%

Marketing, advertising, and tradeshow costs were $0.7 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in costs were driven by a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners.

General and Administrative

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$2,380	$2,798	$(418)	(15.0)%

General and administrative costs were $2.4 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in costs was a result of lower legal, compliance, and consulting fees in the current period.

Provision for Credit Losses

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for credit losses	$5,140	$1,694	$3,446	203.4%

The total provision for credit losses was $5.1 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. As a percentage of total income, the provision for credit losses was 10.9% and 4.9% for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2023, we had better-than-expected consumer repayment performance on prior order vintages, resulting in a reduction in the provision for credit losses in that quarter.

Net Interest Expense

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Net interest expense	$4,081	$3,377	$704	20.9%

Net interest expense was $4.1 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in expense was driven by higher SOFR and average outstanding borrowings during the three months ended March 31, 2024. The terms of our current line of credit agreement entered into on October 14, 2022 carried an interest rate of Adjusted SOFR plus 11.5% and required a minimum outstanding balance of $75,000,000 prior to March 31, 2023, and $80,000,000 on and after March 31, 2023.

Income Tax Expense

	For the three months ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense	$393	$12	$381	3281.7%

Income tax expense for the three months ended March 31, 2024 and 2023 was $393,094 and $11,624, respectively. Our effective income tax rate for the three months ended March 31, 2024 and 2023 was 4.7% and 0.7%, respectively. The increase in income tax expense was driven by our profitability, along with the limitation of allowable net operating losses to be applied to taxable income.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, a full valuation allowance is recorded against our remaining net deferred tax assets as of March 31, 2024 and December 31, 2023.

Other Comprehensive Income (Loss)

We had $1,451 and ($145,808) of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended March 31, 2024 and 2023, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $82.2 million, compared to $70.7 million as of December 31, 2023. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. A majority of our restricted cash is made available for use within 2-3 business days.

As of March 31, 2024 and December 31, 2023, we had working capital of $98.7 million and $21.8 million, respectively. The increase in working capital was driven by the reclassification of our line of credit from a current liability to a non-current liability as a result of refinancing of our line of credit agreement on April 19, 2024. As of March 31, 2024 and December 31, 2023 we had an unused borrowing capacity on our line of credit of $3.6 million and $3.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the three months ended March 31,
	2024	2023
Net Cash Provided from (Used for) Operating Activities	$38,613,013	$(4,074,737)
Net Cash Used for Investing Activities	(340,076)	(321,253)
Net Cash Used for Financing Activities	(26,761,163)	(5,281,051)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,511,774	$(9,677,041)

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the three months ended March 31, 2024, net cash provided from operating activities totaled $38.6 million which was primarily related to our $8.0 million net income adjusted for $8.8 million of non-cash charges such as credit losses, equity based compensation, and depreciation and amortization, in addition to cash inflows of $21.8 million due to changes in our operating assets and liabilities. Our cash inflows from changes in our operating assets and liabilities was driven by a $22.0 million decrease in our notes receivable, which was related to lower transaction volume when compared to transaction volume in the prior quarter, and timing of consumer repayment in the current year. This resulted in increased cash receipts from consumers during the three months ended March 31, 2024 as a result of collecting prior quarter outstanding balances. Additionally, we had a $0.9 million decrease in our prepaid expenses and other assets, primarily as a result of the timing of payments to our third-party partners, which resulted in increased cash payments during the three months ended March 31, 2024. Offset against these, we had a $0.8 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash payments during the three months ended March 31, 2024 to vendors and personnel. We also had a $0.8 million increase in other receivables primarily related to the timing of collecting late payment fees that we have assessed, which decreased cash receipts during the three months ended March 31, 2024. During the three months ended March 31, 2024, cash payments for personnel-related expenses totaled $9.8 million, cash payments for processing costs totaled $11.2 million, and cash interest payments totaled $4.2 million.

During the three months ended March 31, 2023, net cash used for operating activities totaled $4.1 million, which was primarily related to cash outflows of $11.2 million due to changes in our operating assets and liabilities, offset against $1.7 million of net income adjusted for $5.4 million of non-cash charges such as credit losses, equity and incentive-based compensation, and depreciation and amortization. The change in operating assets and liabilities was driven by a $17.7 million decrease in our merchants accounts payable as a result of the timing of payments to merchants, which resulted in increased cash payments to merchants during the three months ended March 31, 2023. This was offset against a $6.9 million decrease in our notes receivable, which was related to lower transaction volume and timing of consumer repayment resulting in increased cash receipts from consumers; and a $0.6 million increase in our accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash outflows. During the three months ended March 31, 2023, cash payments for personnel-related expenses totaled $8.1 million, cash payments for processing costs totaled $6.4 million, and cash interest payments totaled $3.6 million.

The change in net cash from operating activities year-over-year was primarily related to changes in our notes receivable, which were driven by higher volume and increased consumer lending during the three months ended March 31, 2024 around year-end, and the timing of consumer repayments.

Investing Activities

Net cash used for investing activities was $0.3 million for both the three months ended March 31, 2024 and 2023. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the three months ended March 31, 2024 and 2023 was $26.8 million and $5.3 million, respectively. Our net cash used for financing activities during the three months ended March 31, 2024 was comprised of net payments to our line of credit totaling $23.0 million, repurchases of common stock totaling $3.8 million, and the payment of debt issuance costs totaling $0.1 million. $3.5 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were offset against proceeds from stock option exercises totaling $0.2 million.

Significant financing cash outflows during the three months ended March 31, 2023 included net payments to our line of credit totaling $5.2 million and payment of debt issuance costs totaling $0.1 million.

Line of Credit

Refer to Note 6. Line of Credit and Note 9. Subsequent Events on the accompanying Notes to the Consolidated Financial Statements for discussion about our lines of credit.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses, equity based compensation, and income taxes. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates. Refer to Note 1. Principal Business Activity and Significant Accounting Policies within the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for a complete discussion of our significant accounting policies and critical accounting estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item; however, we are exposed to market risks during our ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices, interest rates, and foreign currency exchange rates. Our primary risk exposure is the result of fluctuations in interest rates and foreign currency exchange rates. Management establishes policies and programs around our investing and funding activities in order to mitigate market risks. We continuously monitor risk exposures.

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of March 31, 2024 and December 31, 2023, we had a revolving line of credit facility of $100 million available to us. We are obligated to pay interest on borrowing under this line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of March 31, 2024 and December 31, 2023, we had $72 million and $95 million, respectively, outstanding under our line of credit. For the three months ended March 31, 2024, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.2 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the year.

Interest rates may also adversely impact our consumers’ spending levels and ability to repay outstanding amounts owed to us. Higher interest rates could lead to larger payment obligations for consumers under other lenders, such as mortgages and credit cards, which may reduce our consumers’ ability to remain current on their installment plans with us. This may lead to increased delinquencies, charge-offs, and credit losses on our notes receivable, which would have an adverse effect on our net income.

Foreign Currency Risk

During the ordinary course of business, we enter into transactions denominated in foreign currencies, primarily the Canadian dollar, which exposes us to foreign currency exchange rate risk. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We considered historical trends in foreign currency exchange rates and concluded it was reasonably possible that a 10% change in exchange rates could occur in the near term. If a hypothetical 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they were recorded at the balance sheet date, it would not have a material impact on our financial results. At this time, we have not entered into derivatives or other financial instrument transactions in an attempt to hedge our foreign currency exchange risk due to its immaterial nature. In the future, we may enter into such transactions should our exposure become more substantial.

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the three months ended March 31, 2024 and 2023 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million and $1.8 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2024, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive income, or cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023. Investors are encouraged to review such risk factors, as they have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended March 31, 2024, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Report on Form 8-K filed on December 22, 2023. The table below presents information with respect to such common stock purchases made by us during the three months ended March 31, 2024, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
January 1, 2024 through January 31, 2024	90,035	$31.99	76,804	$2,389,838
February 1, 2024 through February 29, 2024	22,296	39.38	22,157	1,518,923
March 1, 2024 through March 31, 2024	616	59.45	—	1,518,923
Total	112,947	$33.60	98,961	$1,518,923

(1)Of the total, 13,986 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On December 22, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $5 million of our outstanding shares. This plan commenced January 17, 2024 and expires December 31, 2024, or earlier if all transactions under our stock repurchase plan are completed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On March 22, 2024, Justin Krause, the Company’s Principal Accounting Officer, adopted a Rule 10b5-1 trading arrangement (the “Krause Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Krause Plan provides for the potential sale of up to 11,080 shares of the Company’s common stock, from June 22, 2024 until termination of the Krause Plan on June 21, 2025, or earlier if all the transactions under the Krause Plan are completed.

However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

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

SEZZLE INC.

Dated: May 8, 2024	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: May 8, 2024

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

Date: May 8, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 8, 2024

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 8, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer