Form 10-Q
period 2024-06-30
Sezzle Inc.
filed 2024-08-08
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at August 5, 2024 were 5,599,802.

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
•impact of our delisting from the Australian Securities Exchange (“ASX”) and trading on the Nasdaq Capital Market as our sole trading exchange;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$58,026,053	$67,624,212
Restricted cash, current	5,384,366	2,993,011
Notes receivable	131,021,474	142,885,682
Allowance for credit losses	(11,786,141)	(12,253,041)
Notes receivable, net	119,235,333	130,632,641
Other receivables, net	1,023,752	1,571,728
Prepaid expenses and other current assets	6,800,685	6,223,274
Total current assets	190,470,189	209,044,866
Non-Current Assets
Internally developed intangible assets, net	2,199,637	1,898,470
Operating right-of-use assets	865,393	994,476
Restricted cash, non-current	582,000	82,000
Deferred tax asset, net of $9,693,510 and $32,478,033 valuation allowance, respectively	17,557,068	—
Other assets	402,366	625,471
Total Assets	$212,076,653	$212,645,283

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$71,251,579	$74,135,491
Operating lease liabilities	69,705	57,316
Accrued liabilities	8,440,299	10,790,308
Other payables	8,242,992	5,261,436
Deferred revenue	3,942,120	2,643,230
Line of credit, net of unamortized debt issuance costs of $619,094	—	94,380,906
Total current liabilities	91,946,695	187,268,687
Long Term Liabilities
Long term debt	—	250,000
Operating lease liabilities	884,124	981,692
Line of credit, net of unamortized debt issuance costs of $1,117,952	68,882,048	—
Warrant liabilities	—	967,257
Other non-current liabilities	74,071	1,083,323
Total Liabilities	161,786,938	190,550,959

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,745,665 and 5,826,206 shares issued, respectively; 5,584,986 and 5,697,517 shares outstanding, respectively	2,084	2,085
Additional paid-in capital	184,228,378	186,015,079
Treasury stock, at cost: 160,679 and 128,689 shares, respectively	(7,258,600)	(5,755,961)
Accumulated other comprehensive loss	(720,950)	(646,999)
Accumulated deficit	(125,961,197)	(157,519,880)
Total Stockholders' Equity	50,289,715	22,094,324
Total Liabilities and Stockholders' Equity	$212,076,653	$212,645,283

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total revenue	$55,968,505	$34,937,665	$102,947,139	$69,611,096

Operating Expenses
Personnel	12,736,523	12,017,071	23,761,563	23,591,061
Transaction expense	10,741,618	7,945,948	22,528,764	16,184,534
Third-party technology and data	2,180,233	1,903,630	4,337,405	3,652,806
Marketing, advertising, and tradeshows	995,089	3,313,662	1,649,964	6,512,836
General and administrative	2,521,782	1,697,629	4,901,560	4,495,839
Provision for credit losses	10,093,880	4,296,434	15,233,846	5,990,798
Total operating expenses	39,269,125	31,174,374	72,413,102	60,427,874

Operating Income	16,699,380	3,763,291	30,534,037	9,183,222

Other Income (Expense)
Net interest expense	(2,911,133)	(3,933,446)	(6,992,575)	(7,310,493)
Other income (expense), net	50,127	1,078,753	(41,433)	1,192,240
Fair value adjustment on warrants	—	251,706	(1,261,556)	(168,495)
Loss on extinguishment of line of credit	(259,706)	—	(259,706)	—
Income before taxes	13,578,668	1,160,304	21,978,767	2,896,474

Income tax (benefit) expense	(16,123,213)	20,526	(15,730,119)	32,150

Net Income	29,701,881	1,139,778	37,708,886	2,864,324

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(75,402)	304,687	(73,951)	158,879

Total Comprehensive Income	$29,626,479	$1,444,465	$37,634,935	$3,023,203

Net income per share*:
Basic	$5.25	$0.20	$6.66	$0.52
Diluted	$4.93	$0.20	$6.31	$0.51

Weighted-average shares outstanding*:
Basic	5,660,196	5,579,618	5,658,651	5,529,879
Diluted	6,024,378	5,655,741	5,980,077	5,603,919

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,697,156	—	—	—	—	2,697,156
Stock option exercises	6,511	—	12,469	—	—	—	—	12,469
Restricted stock issuances and vesting of awards	217,789	2	2,128,880	—	—	—	—	2,128,882
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(73,931)	(1)	—	—	(1,305,388)	—	—	(1,305,389)
Foreign currency translation adjustment	—	—	—	—	—	158,879	—	158,879
Net income	—	—	—	—	—	—	2,864,324	2,864,324
Balance at June 30, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324
Equity based compensation	—	—	1,627,120	—	—	—	—	1,627,120
Stock option exercises	17,788	—	237,519	—	—	—	—	237,519
Warrant exercises	20,162	—	33,400	—	—	—	—	33,400
Restricted stock issuances and vesting of awards	95,264	1	740,132	—	—	—	—	740,133
Stock subscriptions receivable related to stock option exercises	658	—	38,848	(38,848)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	38,848	—	—	—	38,848
Conversion of warrant liabilities to stockholders' equity	—	—	2,228,813	—	—	—	—	2,228,813
Repurchase and retirement of common stock	(214,413)	(2)	(6,692,533)	—	—	—	(6,150,203)	(12,842,738)
Repurchase of common stock	(31,990)	—	—	—	(1,502,639)	—	—	(1,502,639)
Foreign currency translation adjustment	—	—	—	—	—	(73,951)	—	(73,951)
Net income	—	—	—	—	—	—	37,708,886	37,708,886
Balance at June 30, 2024	5,584,986	$2,084	$184,228,378	$—	$(7,258,600)	$(720,950)	$(125,961,197)	$50,289,715

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at April 1, 2023	5,481,921	$2,084	$181,445,224	$—	$(4,101,669)	$(789,782)	$(162,893,356)	$13,662,501
Equity based compensation	—	—	549,071	—	—	—	—	549,071
Stock option exercises	6,116	—	11,719	—	—	—	—	11,719
Restricted stock issuances and vesting of awards	212,768	—	1,886,859	—	—	—	—	1,886,859
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(71,966)	—	—	—	(1,276,471)	—	—	(1,276,471)
Foreign currency translation adjustment	—	—	—	—	—	304,687	—	304,687
Net income	—	—	—	—	—	—	1,139,778	1,139,778
Balance at June 30, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares*	Amount
Balance at April 1, 2024	5,635,178	$2,084	$186,288,172	$(38,848)	$(6,070,146)	$(645,548)	$(149,922,323)	$29,613,391
Equity based compensation	—	—	870,091	—	—	—	—	870,091
Stock option exercises	11,279	—	65,703	—	—	—	—	65,703
Warrant exercises	20,162	—	33,400	—	—	—	—	33,400
Restricted stock issuances and vesting of awards	51,823	1	591,917	—	—	—	—	591,918
Stock subscriptions collected related to stock option exercises	—	—	—	38,848	—	—	—	38,848
Repurchase and retirement of common stock	(115,452)	(1)	(3,620,905)	—	—	—	(5,740,755)	(9,361,661)
Repurchase of common stock	(18,004)	—	—	—	(1,188,454)	—	—	(1,188,454)
Foreign currency translation adjustment	—	—	—	—	—	(75,402)	—	(75,402)
Net income	—	—	—	—	—	—	29,701,881	29,701,881
Balance at June 30, 2024	5,584,986	$2,084	$184,228,378	$—	$(7,258,600)	$(720,950)	$(125,961,197)	$50,289,715

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2024	2023
Operating Activities:
Net income	$37,708,886	$2,864,324
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	474,199	406,879
Provision for credit losses	15,233,846	5,990,798
Provision for other credit losses	2,598,863	1,150,042
Equity based compensation and restricted stock vested	2,367,253	4,826,038
Amortization of debt issuance costs	314,927	351,566
Fair value adjustment on warrants	1,261,556	168,495
Impairment losses on long-lived assets	47,963	27,838
(Gain) loss on sale of fixed assets	(12,052)	45,635
Loss on extinguishment of line of credit	259,706	—
Deferred income taxes	(16,844,980)	—
Changes in operating assets and liabilities:
Notes receivable	(4,140,242)	4,646,736
Other receivables	(2,051,996)	(573,618)
Prepaid expenses and other assets	(1,177,339)	1,199,423
Merchant accounts payable	(2,553,554)	(15,782,344)
Other payables	2,735,588	272,680
Accrued liabilities	(3,347,639)	(3,412,280)
Deferred revenue	1,299,377	286,595
Operating leases	43,898	7,404
Net Cash Provided from Operating Activities	34,218,260	2,476,211

Investing Activities:
Purchase of property and equipment	(25,784)	(76,350)
Internally developed intangible asset additions	(748,358)	(663,208)
Net Cash Used for Investing Activities	(774,142)	(739,558)

Financing Activities:
Proceeds from line of credit	46,726,901	11,300,000
Payments to line of credit	(71,726,901)	(18,000,000)
Payments of debt issuance costs	(1,005,102)	(52,883)
Proceeds from stock option exercises	237,519	12,469
Stock subscriptions collected related to stock option exercises	38,848	—
Proceeds from warrant exercises	33,400	—
Repurchase of common stock	(14,345,377)	(1,305,389)
Net Cash Used for Financing Activities	(40,040,712)	(8,045,803)

Effect of exchange rate changes on cash	(110,210)	175,714
Net decrease in cash, cash equivalents, and restricted cash	(6,596,594)	(6,309,150)
Cash, cash equivalents, and restricted cash, beginning of period	70,699,223	69,522,658
Cash, cash equivalents, and restricted cash, end of period	$63,992,419	$63,389,222

Noncash investing and financing activities:
Conversion of warrant liabilities to stockholders' equity	$2,228,813	$—

Supplementary disclosures:
Interest paid	$7,148,619	$7,682,014
Income taxes paid	1,526,817	72,599

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

Operating results reported for the three and six months ended June 30, 2024 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2024.

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

We measure the value of our money market securities based on Level 1 inputs. Our warrant liabilities were valued using a Black-Scholes valuation model, which was calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities was the expected volatility of our common stock. During the six months ended June 30, 2024, we reclassified our warrant liabilities to stockholders’ equity in connection with our delisting from the Australian Securities Exchange and amending the outstanding warrant agreements to reference our common stock price on the Nasdaq Capital Market, which is stated in U.S. Dollars. Refer to Note 7. Warrant Liabilities for more information.

Our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents:
Money market securities	$16,307	$—	$—	$16,307	$14,432	$—	$—	$14,432

Liabilities:
Warrant liabilities	$—	$—	$—	$—	$—	$—	$967,257	$967,257

The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$58,009,746	$58,009,746	$—	$—	$58,009,746
Restricted cash(2)	5,966,366	5,966,366	—	—	5,966,366
Notes receivable, net	119,235,333	—	—	119,235,333	119,235,333
Total assets	$183,211,445	$63,976,112	$—	$119,235,333	$183,211,445
Liabilities:
Line of credit, net	68,882,048	—	68,882,048	—	68,882,048
Total liabilities	$68,882,048	$—	$68,882,048	$—	$68,882,048

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,609,780	$67,609,780	$—	$—	$67,609,780
Restricted cash(2)	3,075,011	3,075,011	—	—	3,075,011
Notes receivable, net	130,632,641	—	—	130,632,641	130,632,641
Total assets	$201,317,432	$70,684,791	$—	$130,632,641	$201,317,432
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	94,380,906	—	94,380,906	—	94,380,906
Total liabilities	$94,630,906	$—	$94,630,906	$—	$94,630,906

(1)Excludes $16,307 and $14,432 as of June 30, 2024 and December 31, 2023, respectively, relating to money market securities that are reported at fair value.
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

Note 2. Total Revenue

Total revenue for the three months ended June 30, 2024 and 2023 was $55,968,505 and $34,937,665, respectively, and $102,947,139 and $69,611,096 for the six months ended June 30, 2024 and 2023, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the underlying order using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. Merchant processing fees totaled $13,571,728 and $19,480,709 for the three months ended June 30, 2024 and 2023, respectively, and $28,093,297 and $39,432,145 for the six months ended June 30, 2024 and 2023, respectively.

We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income is recognized over the duration of the underlying order using the effective interest method and promotional incentives are recognized as they are earned during the promotional period. Partner income totaled $5,252,341 and $2,649,528 for the three months ended June 30, 2024 and 2023, respectively, and $9,961,457 and $4,909,313 for the six months ended June 30, 2024 and 2023, respectively.
Transaction income also includes income from consumers when they choose to make an installment payment, excluding the first installment, using a card pursuant to state law. These fees are recognized at the time a payment is processed and totaled $6,935,995 and $3,828,050 for the three months ended June 30, 2024 and 2023, respectively, and $14,323,253 and $7,482,797 for the six months ended June 30, 2024 and 2023, respectively.

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $3,970,766 and $2,042,392 for the three months ended June 30, 2024 and 2023, respectively, and $6,683,447 and $4,461,462 for the six months ended June 30, 2024 and 2023, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the three months ended June 30,
	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$21,344,205	$7,736,878	$29,081,083	$21,129,987	$4,828,299	$25,958,286
Subscription revenue	—	19,846,586	19,846,586	—	5,090,814	5,090,814
Income from other services	4,435,233	2,605,603	7,040,836	2,351,521	1,537,044	3,888,565
Total revenue	$25,779,438	$30,189,067	$55,968,505	$23,481,508	$11,456,157	$34,937,665

	For the six months ended June 30,
	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$39,726,749	$15,972,279	$55,699,028	$42,559,854	$9,264,402	$51,824,256
Subscription revenue	—	34,519,855	34,519,855	—	9,214,006	9,214,006
Income from other services	7,785,290	4,942,966	12,728,256	5,140,404	3,432,430	8,572,834
Total revenue	$47,512,039	$55,435,100	$102,947,139	$47,700,258	$21,910,838	$69,611,096

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a note receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $3,149,888 and $3,340,150 as of June 30, 2024 and December 31, 2023, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $3,942,120 and $2,643,230 as of June 30, 2024 and December 31, 2023, respectively. Of the deferred revenue as of December 31, 2023, $2,550,489 was recognized during the six months ended June 30, 2024.

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

Note 3. Notes Receivable and Allowance for Credit Losses

Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform. Consumers installment payment plans are interest-free, and typically consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. Our notes receivable are generally due within 42 days.

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which primarily includes unpaid principal, adjusted for unearned transaction income, direct loan origination costs, and charge-offs. The amortized cost basis is adjusted for the allowance for credit losses within notes receivable, net.

As of June 30, 2024 and December 31, 2023, our notes receivable at amortized cost was comprised of the following:

	June 30, 2024	December 31, 2023
Notes receivable, gross	$134,171,362	$146,225,832
Deferred transaction income	(3,149,888)	(3,340,150)
Notes receivable, amortized cost	$131,021,474	$142,885,682

Deferred transaction income is primarily comprised of unrecognized merchant fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 34 days.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	Amortized cost basis by year of origination
	2024	2023	Total	2023	2022	Total
A	$47,550,127	$454	$47,550,581	$47,752,196	$—	$47,752,196
B	51,670,360	6,519	51,676,879	58,815,920	257	58,816,177
C	31,203,020	193,478	31,396,498	35,832,476	2,708	35,835,184
No score	397,516	—	397,516	482,125	—	482,125
Total amortized cost	$130,821,023	$200,451	$131,021,474	$142,882,717	$2,965	$142,885,682

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Current	$116,296,071	$129,681,699
1–28 days past due	8,162,517	6,808,467
29–56 days past due	3,402,991	3,015,612
57–90 days past due	3,159,895	3,379,904
Total amortized cost	$131,021,474	$142,885,682

We maintain an allowance for credit losses at a level necessary to primarily absorb expected credit losses on principal receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from the estimate.

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$9,182,732	$6,251,765	$12,253,041	$10,223,451
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(878,577)
Provision for credit losses	10,093,880	4,296,434	15,233,846	5,990,798
Charge-offs	(8,199,501)	(5,058,431)	(17,226,509)	(11,177,441)
Recoveries of charged-off receivables	709,030	1,004,324	1,525,763	2,335,861
Balance at end of period	$11,786,141	$6,494,092	$11,786,141	$6,494,092

Net charge-offs by year of origination for the six months ended June 30, 2024 was as follows:

	2024	2023	2022	2021	2020	Total
Current period gross charge-offs	$(4,542,974)	$(12,676,826)	$(6,232)	$(477)	$—	$(17,226,509)
Current period recoveries	2,082	962,040	269,584	227,353	64,704	1,525,763
Current period net charge-offs	$(4,540,892)	$(11,714,786)	$263,352	$226,876	$64,704	$(15,700,746)

Note 4. Other Receivables

As of June 30, 2024 and December 31, 2023, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

As of	June 30, 2024	December 31, 2023
Late payment fees receivable, net	$312,795	$548,649
Receivables from merchants, net	710,957	1,023,079
Other receivables, net	$1,023,752	$1,571,728

Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of June 30, 2024 and December 31, 2023, gross late payment fees receivable totaled $1,838,684 and $1,821,002, respectively.

We maintain an allowance for other credit losses at a level necessary to absorb expected credit losses on late payment fees receivable from our consumers. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for other credit losses. Any adjustment to the allowance for other credit losses is recognized in net income through an offset to total revenue on our consolidated statements of operations and comprehensive income. Payments recovered after 90 days are recognized as a reduction to the allowance for other credit losses in the period the receivable is recovered.

The activity in the allowance for other credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,090,490	$736,491	$1,272,353	$980,713
Provision for other credit losses	1,520,454	633,723	2,598,863	1,150,042
Charge-offs	(1,207,223)	(758,337)	(2,612,643)	(1,756,020)
Recoveries of charged-off receivables	122,168	156,725	267,316	393,867
Balance at end of period	$1,525,889	$768,602	$1,525,889	$768,602

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

We offer our merchants an interest bearing program, which allows merchants to defer payment from us in exchange for interest. Within merchant accounts payable, $50,379,519 and $53,616,718 were recorded within the merchant interest program balance as of June 30, 2024 and December 31, 2023, respectively.

During the three and six months ended June 30, 2024, all deferred payments retained in the program bear interest at a fixed rate of 5.20% on an annual basis, compounding daily. The average annual percentage yield and related interest expense was 4.83% and $618,771, and 5.07% and $657,245 for the three months ended June 30, 2024 and 2023, respectively. The average annual percentage yield and related interest expense was 4.83% and $1,255,026, and 4.17% and $1,238,367 for the six months ended June 30, 2024 and 2023, respectively.

Deferred payments are due on demand, up to $250,000 during any seven day period, at the request of the merchant. Any request larger than $250,000 is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $70,000,000 and $95,000,000 as of June 30, 2024 and December 31, 2023, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of June 30, 2024 and December 31, 2023, we had pledged $123,158,468 and $131,379,797 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $35,300,490 and $3,534,848 as of June 30, 2024 and December 31, 2023, respectively.

Expenses related to our line of credit for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest expense on utilization	$2,263,778	$3,379,982	$5,765,047	$6,140,061
Interest expense on unused daily amounts	93,554	25,278	117,513	65,083
Amortization of debt issuance costs	119,311	178,113	314,927	351,566

For the three months ended June 30, 2024 and 2023, our line of credit carried an effective annual interest rate of 12.75% and 22.90%, respectively. For the six months ended June 30, 2024 and 2023, our line of credit carried an effective annual interest rate of 13.98% and 19.92%, respectively.

2024 Credit Agreement

On April 19, 2024, we entered into a secured revolving credit facility (the “2024 Credit Agreement”) with Bastion Funding VI LP. The 2024 Credit Agreement has a borrowing capacity of up to $150,000,000 and a maturity date of April 19, 2027. The borrowing base is 85% of pledged, eligible notes receivable, increased to 90% based on the loss rates of the underlying collateral. Eligible notes receivable are defined as notes receivable from consumers from the United States or Canada that are less than 30 days past due and fall within certain term and principal criteria.

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

In connection with entering into the 2024 Credit Agreement, we recognized a $259,706 loss on the extinguishment of our previous line of credit primarily related to unamortized debt issuance costs.

Note 7. Warrants

On February 23, 2024, in connection with our delisting from the ASX, we amended the strike price of all outstanding warrants originally denominated in Australian dollars to US dollars. As a result of the amendment, the warrants were no longer subject to foreign currency fluctuations and became considered indexed directly to our stock price and, on the date of amendment, we converted the warrants from a liability to stockholders’ equity within the consolidated balance sheets. The amount converted totaled $2,228,813.

Prior to converting our warrant liabilities, we revalued them to their fair value as of each reporting date using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities is the expected volatility of our common stock. On the conversion date, we revalued the warrants using the Black-Scholes valuation model using a risk-free interest rate of 4.2%, expected volatility of 139.1%, and an expected life of 5.6 years, resulting in an estimated fair value of $40.81 per warrant. The activity related to our warrant liabilities during the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended June 30,
	2024	2023
Balance at beginning of period	$967,257	$511,295
Fair value remeasurement (gain) loss	1,261,556	168,495
Conversion of warrant liabilities to stockholders’ equity	(2,228,813)	—
Balance at end of period	$—	$679,790

The fair value remeasurement loss was recognized within other income (expense) on the consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2024, 24,575 warrants were exercised into 20,162 shares of common stock, with 4,413 shares withheld to cover the exercise price on certain exercises during the period. As of June 30, 2024, we had 30,035 warrants outstanding. To date, no warrants have been cancelled.

Note 8. Income Taxes

Income tax (benefit) expense was ($16,123,213) and $20,526 for the three months ended June 30, 2024 and 2023, respectively, and ($15,730,119) and $32,150 for the six months ended June 30, 2024 and 2023, respectively. We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of June 30, 2024, significant pieces of positive evidence were our cumulative taxable income earned over a two-year period, which is objective and verifiable, and consideration of our expected future taxable earnings. Based on our assessment, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As a result, we recorded a discrete tax benefit of $16,844,980 for the release of our valuation allowance during the three months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, we had a $9,693,510 and $32,478,033 valuation allowance recorded against our net deferred tax assets, respectively.

Note 9. Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$29,701,881	$1,139,778	$37,708,886	$2,864,324

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,660,196	5,579,618	5,658,651	5,529,879
Diluted shares:
Stock options	102,616	64,041	92,881	63,660
Restricted stock units	236,792	—	204,858	—
Warrants	24,774	12,082	23,687	10,380
Weighted-average shares outstanding	6,024,378	5,655,741	5,980,077	5,603,919

Net income per share:
Basic	$5.25	$0.20	$6.66	$0.52
Diluted	$4.93	$0.20	$6.31	$0.51

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 45,448 and 219,103 shares were excluded from the denominator of diluted net income per share for the three months ended June 30, 2024 and 2023, respectively, and 95,896 and 287,643 shares for the six months ended June 30, 2024 and 2023, respectively.

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

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of June 30, 2024, our platform has supported the business growth of 24 thousand Active Merchants while serving 2.6 million Active Consumers. Through our products we aim to enable consumers to take control of their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including consumers, merchants, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale while paying in installments over time. The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. We also offer alternative payment options on the Sezzle Platform, including “pay-in-two” and “pay-in-full,” to certain consumers. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (UMS, as defined below) transacting an average of 70 times per year based on the transaction activity during the rolling twelve months ended June 30, 2024, although historical transaction activity is not an indication of future results.

Our product is generally free to consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two subscription products or enter into an interest-bearing loan with our third-party partners. We make most of our revenue by charging our merchants fees in the form of a merchant processing fee and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Additionally, through collaboration with third-party partners we enable our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items (up to $15,000), which extend up to 60 months.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

Factors Affecting Results of Operations

We have set out below a discussion of the key factors that have affected our financial performance and that are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. Our product is generally free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two optional subscription products or enter into an interest-bearing loan with our long-term lending partners. Subscription revenue comprised approximately 34% and 13% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.

We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant and partner-related income comprised approximately 42% and 69% of our total revenue for the six months ended June 30, 2024 and 2023, respectively. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital which facilitates access to small business loans issued by third-party lenders.

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

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of June 30, 2024, we had approximately 24 thousand Active Merchants (defined as directly integrated merchants who have had at least one order on the Sezzle Platform in the last twelve months) on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability, and therefore, could incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

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

The success of our business is also dependent on a consumer base that actively uses our products. As of June 30, 2024, we had approximately 2.6 million Active Consumers on the platform. We aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay Sezzle Virtual Card, and our paid subscription services Sezzle Premium and Sezzle Anywhere. There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting.

Product Innovation

Our expanding product suite enables us to further promote our mission of financially empowering the next generation, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2023, we launched Sezzle Anywhere, a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. In 2023, we also began offering a “pay-in-two” option to certain consumers who are not qualified for our “pay-in-four” product. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks. In 2024, we launched Payment Streaks, a new feature designed to reward consumers for consistent and timely payments. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

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

We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will better optimize our systems and ability to make real-time consumer repayment capability decisions over time. Optimizing repayment capacity decisions of our current and future consumer base may reduce our provision for credit losses and related charge-offs by providing optimal limitations on spending power to qualified consumers. We also utilize third-party collection agencies in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

Maintaining our Capital-Efficient Strategy

Maintaining our funding strategy and efficient use of capital is important for the ability to grow our business. We have designed a funding strategy that we believe allows us to scale our business and drive rapid growth. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We primarily rely on revolving credit facilities to fund our receivables over time, and do not currently require additional equity contributions to directly fund product growth.

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

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and UMS in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season, which has typically been accompanied by increased charge-offs when compared to the prior three quarters.

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$532,236	$383,080	$149,156	38.9%	$1,024,908	$752,892	$272,016	36.1%

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

For the three months ended June 30, 2024 and 2023, UMS totaled $532.2 million and $383.1 million, respectively, which was an increase of 38.9%. For the six months ended June 30, 2024 and 2023, UMS totaled $1,024.9 million and $752.9 million, respectively, which was a increase of 36.1%. The increases in both periods were primarily from the expansion of our Sezzle Anywhere subscription product, which launched in June 2023.

Active Consumers and Active Subscribers

	As of		Change
	June 30, 2024	December 31, 2023	#	%
	(in thousands, except percentages)
Active Consumers	2,612	2,601	11	0.5%
Active Subscribers	462	307	155	50.2%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. As of June 30, 2024 and December 31, 2023, we had 2.6 million Active Consumers. Active Consumers remained flat as of June 30, 2024 compared to December 31, 2023.

Active Subscribers is defined as unique consumers who have an active subscription for either Sezzle Premium or Sezzle Anywhere. As of June 30, 2024, we had 0.5 million Active Subscribers, an increase of 50.2% when compared to our 0.3 million Active Subscribers as of December 31, 2023. The increase in Active Subscribers was driven by the continued adoption of our subscription products.

Components of Results of Operations

Total Revenue

Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to placing and processing orders on the Sezzle Platform. This includes merchant processing fees, partner income, and consumer fees.

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible.

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

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of income taxes in various jurisdictions, primarily U.S. federal and state income taxes, and also the other foreign jurisdictions in which we operate. Tax effects of transactions reported in the consolidated financial statements consist of taxes currently due. Additionally, we record deferred taxes related primarily to differences between the basis of receivables, property and equipment, equity based compensation, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Significant judgement is required in determining whether or not our net deferred tax assets are more likely than not to be realized. We assess the realizability of our deferred tax assets by taking into account all relevant positive and negative evidence at each reporting date, including our history of taxable income adjusted for permanent book-tax differences, volatility in our earnings, impacts of the timing and reversal of temporary book-tax differences, and our projected future earnings. Our valuation allowance assessment is based on our best estimate of future results considering all available, relevant evidence.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Transaction income	$29,081	$25,958	$3,123	12.0%	$55,699	$51,824	$3,875	7.5%
Subscription revenue	19,847	5,091	14,756	289.9%	34,520	9,214	25,306	274.6%
Income from other services	7,041	3,889	3,152	81.1%	12,728	8,573	4,155	48.5%
Total revenue	$55,969	$34,938	$21,031	60.2%	$102,947	$69,611	$33,336	47.9%

Transaction income totaled $29.1 million and $26.0 million for the three months ended June 30, 2024 and 2023, respectively. Transaction income totaled $55.7 million and $51.8 million for the six months ended June 30, 2024 and 2023, respectively. Within transaction income, merchant processing fees totaled $13.6 million and $19.5 million for the three months ended June 30, 2024 and 2023, respectively, and $28.1 million and $39.4 million for the six months ended June 30, 2024 and 2023, respectively. Merchant processing fees decreased due to the higher concentration of UMS volume transacted with our subscription products. Despite the decrease in merchant processing fees, transaction income grew year-over-year overall due to increases in both partner income and consumer fees.

Subscription revenue totaled $19.8 million and $5.1 million for the three months ended June 30, 2024 and 2023, respectively. Subscription revenue totaled $34.5 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by the June 2023 launch of Sezzle Anywhere, along with the overall growth in our Active Subscribers.

Income from other services totaled $7.0 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. Income from other services totaled $12.7 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was driven by higher consumer fee income and increased marketing revenue generated from merchants. Consumer late payment fees totaled $4.0 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $6.7 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in late payment fees was primarily driven by a higher number of orders becoming past due.

Personnel

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Personnel	$12,737	$12,017	$720	6.0%	$23,762	$23,591	$171	0.7%

Personnel costs for the three months ended June 30, 2024 and 2023 totaled $12.7 million and $12.0 million, respectively. Personnel costs for the six months ended June 30, 2024 and 2023 totaled $23.8 million and $23.6 million, respectively. Recorded within personnel, equity based compensation totaled $1.5 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in equity based compensation was offset with higher salary and accrued bonus expense compared to the prior period.

Transaction Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Payment processing costs	$9,087	$6,555	$2,532	38.6%	$19,253	$12,908	$6,345	49.2%
Affiliate and partner fees	1,340	1,206	134	11.1%	2,541	2,451	90	3.7%
Other transaction expense	315	185	130	70.6%	735	826	(91)	(11.0)%
Transaction expense	$10,742	$7,946	$2,796	35.2%	$22,529	$16,185	$6,344	39.2%

Transaction expenses were $10.7 million and $7.9 million for the three months ended June 30, 2024 and 2023, respectively, and $22.5 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively.

Payment processing costs were $9.1 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, payment processing costs were $19.3 million and $12.9 million, respectively. The increase was primarily driven by higher UMS during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $1.3 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million for both the six months ended June 30, 2024 and 2023. Such fees, along with other transaction expense, remained flat for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023.

Third-Party Technology and Data

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,180	$1,904	$276	14.5%	$4,337	$3,653	$684	18.7%

Third-party technology and data costs totaled $2.2 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. Third-party technology and data costs totaled $4.3 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase in expense was driven by an increase in utilization of cloud-based infrastructure and other related costs to support the Sezzle Platform and our expanded suite of product offerings, as well as general increases in third-party technology costs.

Marketing, Advertising, and Tradeshows

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$995	$3,314	$(2,319)	(70.0)%	$1,650	$6,513	$(4,863)	(74.7)%

Marketing, advertising, and tradeshow costs were $1.0 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively. Marketing, advertising, and tradeshow costs were $1.6 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in costs was primarily from a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners, offset against higher marketing and advertising expenses during the three and six months ended June 30, 2024.

General and Administrative

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$2,522	$1,698	$824	48.5%	$4,902	$4,496	$406	9.0%

General and administrative costs were $2.5 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, general and administrative costs were $4.9 million and $4.5 million, respectively. The increase in costs was primarily related to higher professional service fees in connection with the growth of our business.

Provision for Credit Losses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for credit losses	$10,094	$4,296	$5,798	134.9%	$15,234	$5,991	$9,243	154.3%

The total provision for credit losses was $10.1 million and $4.3 million for the three months ended June 30, 2024 and 2023, respectively. As a percentage of total revenue, the provision for credit losses was 18.0% and 12.3% for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the total provision for credit losses was $15.2 million and $6.0 million, respectively. As a percentage of total revenue, the provision for credit losses was 14.8% and 8.6% for the six months ended June 30, 2024 and 2023, respectively. The increase in credit losses was a result of higher UMS during the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023, as well as changes to consumer underwriting to further promote profitable top-line growth.

Net Interest Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Net interest expense	$2,911	$3,933	$(1,022)	(26.0)%	$6,993	$7,310	$(317)	(4.3)%

Net interest expense was $2.9 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively, and $7.0 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was from a lower interest rate on our new line of credit that we entered into on April 19, 2024, offset against higher outstanding borrowings during the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023.

Income Tax (Benefit) Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(16,123)	$21	$(16,144)	Not meaningful	$(15,730)	$32	$(15,762)	Not meaningful

Income tax (benefit) expense for the three months ended June 30, 2024 and 2023 was ($16,123,213) and $20,526, respectively. Our effective income tax rate for the three months ended June 30, 2024 and 2023 was (118.7%) and 1.8%, respectively. Income tax (benefit) expense for the six months ended June 30, 2024 and 2023 was ($15,730,119) and $32,150, respectively. Our effective income tax rate for the six months ended June 30, 2024 and 2023 was (71.6%) and 1.1%, respectively. The change was a result of the release of our valuation allowance during the three months ended June 30, 2024.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of June 30, 2024, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As a result, we recorded a discrete tax benefit of $16.8 million to reflect the release of our valuation allowance during the three months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, we recorded a $9,693,510 and $32,478,033 valuation allowance against our net deferred tax assets, respectively.

Other Comprehensive (Loss) Income

We had ($75,402) and $304,687 of foreign currency translation adjustments recorded within other comprehensive (loss) income for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, we had ($73,951) and $158,879 of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the ASX, and our revolving line of credit. As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $64.0 million, compared to $70.7 million as of December 31, 2023. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. A majority of our restricted cash is made available for use within 2-3 business days.

As of June 30, 2024 and December 31, 2023, we had working capital of $98.5 million and $21.8 million, respectively. The increase in working capital was driven by the reclassification of our line of credit from a current liability to a non-current liability as a result of refinancing of our line of credit agreement on April 19, 2024. As of June 30, 2024 and December 31, 2023 we had an unused borrowing capacity on our line of credit of $35.3 million and $3.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the six months ended June 30,
	2024	2023
Net Cash Provided from Operating Activities	$34,218,260	$2,476,211
Net Cash Used for Investing Activities	(774,142)	(739,558)
Net Cash Used for Financing Activities	(40,040,712)	(8,045,803)
Net decrease in cash, cash equivalents, and restricted cash	$(6,596,594)	$(6,309,150)

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the six months ended June 30, 2024, net cash provided from operating activities totaled $34.2 million which was related to our $37.7 million net income adjusted for $5.7 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $9.2 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $4.1 million increase in our notes receivable related to higher transaction volume during the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, as well as timing of consumer repayments. This resulted in a decrease of cash receipts from consumers during the six months ended June 30, 2024. Offset against these, we had a $3.3 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in a decrease of cash payments during the six months ended June 30, 2024. During the six months ended June 30, 2024, cash payments for personnel-related expenses totaled $23.7 million, cash payments for processing costs totaled $20.3 million, and cash interest payments totaled $7.1 million.

During the six months ended June 30, 2023, net cash provided from operating activities totaled $2.5 million, which was related to our $2.9 million of net income adjusted for $13.0 million of non-cash adjustments such as credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $13.4 million due to changes in our operating assets and liabilities. The change in operating assets and liabilities was driven by a $15.8 million decrease in our merchants accounts payable as a result of the timing of payments to merchants, which resulted in an increase of cash payments to merchants during the six months ended June 30, 2023. Additionally, we had a $3.4 million decrease in our accrued liabilities related to the timing of payments to vendors and personnel, which resulted in an increase in cash payments. This was offset against a $4.6 million decrease in our notes receivable, which was related to lower transaction volume and timing of consumer repayment resulting in increased cash receipts from consumers. During the six months ended June 30, 2023, cash payments for personnel-related expenses totaled $17.0 million, cash payments for processing costs totaled $13.0 million, and cash interest payments totaled $7.7 million.

The change in net cash from operating activities year-over-year was from increased cash receipts from consumers related to our increased profitability during the six months ended June 30, 2024.

Investing Activities

Net cash used for investing activities was $0.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the six months ended June 30, 2024 and 2023 was $40.0 million and $8.0 million, respectively. Our net cash used for financing activities during the six months ended June 30, 2024 was comprised of net payments to our line of credit totaling $25.0 million, repurchases of common stock totaling $14.3 million, and the payment of debt issuance costs totaling $1.0 million. $12.8 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were primarily offset against proceeds from stock option exercises totaling $0.3 million.

Significant financing cash outflows during the six months ended June 30, 2023 included net payments to our line of credit totaling $6.7 million, repurchases of common stock totaling $1.3 million, and payment of debt issuance costs totaling $0.1 million.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of June 30, 2024 and December 31, 2023, we had a revolving line of credit facility of $150 million and $100 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of June 30, 2024 and December 31, 2023, we had $70 million and $95 million, respectively, outstanding under our line of credit. For the six months ended June 30, 2024, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.3 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the year.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the six months ended June 30, 2024 and 2023 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million and $1.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2024, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2024, no changes in our internal control over financial reporting materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended June 30, 2024, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plans, as described in our Current Reports on Form 8-K filed on December 22, 2023 and June 24, 2024. The table below presents information with respect to such common stock purchases made by us during the three months ended June 30, 2024, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
April 1, 2024 through April 30, 2024	16,316	$66.07	—	$1,518,923
May 1, 2024 through May 31, 2024	1,002	53.39	—	1,518,923
June 1, 2024 through June 30, 2024	116,138	81.19	115,452	7,146,396
Total	133,456	$79.13	115,452	$7,146,396

(1)Of the total, 18,004 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On December 22, 2023, our Board of Directors authorized a stock repurchase plan to repurchase up to $5 million of our outstanding shares. This plan commenced January 17, 2024 and expired on June 17, 2024 in accordance with the plan’s terms.
(3)On June 20, 2024, our Board of Directors authorized a stock repurchase plan to repurchase up to $15 million of our outstanding shares. This plan commenced June 24, 2024 and expired on July 9, 2024 in accordance with the plan’s terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On May 23, 2024, Amin Sabzivand, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Plan provides for the potential sale of up to 7,500 shares of the Company’s common stock, between an estimated start date of August 19, 2024, until termination of the Plan on July 1, 2025, or earlier if all transactions under the Plan are completed.

However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Revolving Credit and Security Agreement dated as of April 19, 2024 among Sezzle Funding SPE II, LLC, the lenders from time to time party thereto and Bastion Funding VI LP, as administrative agent.	8-K	001-41781	4/22/2024
10.2	Pledge and Guaranty Agreement dated as of April 19, 2024 by and between Sezzle Funding SPE II Parent, LLC, as pledgor, and Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.3	Limited Guaranty and Indemnity Agreement dated as of April 19, 2024 by Sezzle Inc. for the benefit of Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.4	Amendment No. 1 to Limited Guaranty and Indemnity Agreement	8-K	001-41781	6/24/2024
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: August 7, 2024	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: August 7, 2024

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

Date: August 7, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 7, 2024

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 7, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer