Form 10-Q
period 2024-09-30
Sezzle Inc.
filed 2024-11-08
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at November 1, 2024 were 5,607,034.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$80,062,505	$67,624,212
Restricted cash, current	7,173,326	2,993,011
Notes receivable	151,413,490	142,885,682
Allowance for credit losses	(18,626,222)	(12,253,041)
Notes receivable, net	132,787,268	130,632,641
Other receivables, net	3,823,280	1,571,728
Prepaid expenses and other current assets	8,580,986	6,223,274
Total current assets	232,427,365	209,044,866
Non-Current Assets
Internally developed intangible assets, net	2,289,227	1,898,470
Operating right-of-use assets	834,117	994,476
Restricted cash, non-current	1,107,298	82,000
Deferred tax asset, net of $8,349,879 and $32,478,033 valuation allowance, respectively	15,863,790	—
Other assets	347,475	625,471
Total Assets	$252,869,272	$212,645,283

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$70,449,314	$74,135,491
Operating lease liabilities	83,222	57,316
Accrued liabilities	11,475,162	10,790,308
Other payables	10,498,376	5,261,436
Deferred revenue	4,373,270	2,643,230
Line of credit, net of unamortized debt issuance costs of $619,094	—	94,380,906
Total current liabilities	96,879,344	187,268,687
Long Term Liabilities
Long term debt	—	250,000
Operating lease liabilities	854,509	981,692
Line of credit, net of unamortized debt issuance costs of $1,062,276	93,937,724	—
Warrant liabilities	—	967,257
Other non-current liabilities	59,681	1,083,323
Total Liabilities	191,731,258	190,550,959

Commitments and Contingencies (see Note 8)

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,747,907 and 5,826,206 shares issued, respectively; 5,580,093 and 5,697,517 shares outstanding, respectively	2,084	2,085
Additional paid-in capital	184,865,379	186,015,079
Treasury stock, at cost: 167,814 and 128,689 shares, respectively	(7,938,255)	(5,755,961)
Accumulated other comprehensive loss	(649,352)	(646,999)
Accumulated deficit	(115,141,842)	(157,519,880)
Total Stockholders' Equity	61,138,014	22,094,324
Total Liabilities and Stockholders' Equity	$252,869,272	$212,645,283

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total revenue	$69,957,691	$40,844,201	$172,904,830	$110,455,297

Operating Expenses
Personnel	13,423,723	11,079,174	37,185,286	34,670,235
Transaction expense	12,761,438	9,936,804	35,290,202	26,121,338
Third-party technology and data	2,386,490	2,002,515	6,723,895	5,655,321
Marketing, advertising, and tradeshows	2,725,615	3,615,339	4,375,579	10,128,175
General and administrative	2,416,951	2,184,076	7,318,511	6,679,915
Provision for credit losses	15,402,303	6,676,548	30,636,149	12,667,346
Total operating expenses	49,116,520	35,494,456	121,529,622	95,922,330

Operating Income	20,841,171	5,349,745	51,375,208	14,532,967

Other Income (Expense)
Net interest expense	(3,327,998)	(4,143,258)	(10,320,573)	(11,453,751)
Other income (expense), net	96,057	14,560	54,624	1,206,800
Fair value adjustment on warrants	—	89,227	(1,261,556)	(79,268)
Loss on extinguishment of line of credit	—	—	(259,706)	—
Income before taxes	17,609,230	1,310,274	39,587,997	4,206,748

Income tax expense (benefit)	2,162,989	15,874	(13,567,130)	48,024

Net Income	15,446,241	1,294,400	53,155,127	4,158,724

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	71,598	(358,465)	(2,353)	(199,586)

Total Comprehensive Income	$15,517,839	$935,935	$53,152,774	$3,959,138

Net income per share*:
Basic	$2.79	$0.23	$9.46	$0.75
Diluted	$2.62	$0.23	$8.94	$0.74

Weighted-average shares outstanding*:
Basic	5,545,353	5,667,430	5,620,754	5,576,233
Diluted	5,905,833	5,729,665	5,948,131	5,651,221

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Equity based compensation	—	—	2,639,574	—	—	—	—	2,639,574
Stock option exercises	13,784	—	26,996	—	—	—	—	26,996
Restricted stock issuances and vesting of awards	288,894	3	3,272,438	—	—	—	—	3,272,441
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Repurchase of common stock	(97,306)	(1)	—	—	(1,645,916)	—	—	(1,645,917)
Foreign currency translation adjustment	—	—	—	—	—	(199,586)	—	(199,586)
Net income	—	—	—	—	—	—	4,158,724	4,158,724
Balance at September 30, 2023	5,690,087	$2,085	$184,993,376	$—	$(5,718,668)	$(843,560)	$(160,459,178)	$17,974,055

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324
Equity based compensation	—	—	2,532,644	—	—	—	—	2,532,644
Stock option exercises	48,472	—	1,566,243	—	—	—	—	1,566,243
Warrant exercises	50,198	1	400,740	—	—	—	—	400,741
Restricted stock issuances and vesting of awards	117,332	1	1,290,867	—	—	—	—	1,290,868
Stock subscriptions receivable related to stock option exercises	658	—	38,848	(38,848)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	38,848	—	—	—	38,848
Conversion of warrant liabilities to stockholders' equity	—	—	2,228,813	—	—	—	—	2,228,813
Repurchase and retirement of common stock	(294,959)	(3)	(9,207,855)	—	—	—	(10,777,089)	(19,984,947)
Repurchase of common stock	(39,125)	—	—	—	(2,182,294)	—	—	(2,182,294)
Foreign currency translation adjustment	—	—	—	—	—	(2,353)	—	(2,353)
Net income	—	—	—	—	—	—	53,155,127	53,155,127
Balance at September 30, 2024	5,580,093	$2,084	$184,865,379	$—	$(7,938,255)	$(649,352)	$(115,141,842)	$61,138,014

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at July 1, 2023	5,635,084	$2,084	$183,892,873	$—	$(5,378,140)	$(485,095)	$(161,753,578)	$16,278,144
Equity based compensation	—	—	(57,582)	—	—	—	—	(57,582)
Stock option exercises	7,273	—	14,527	—	—	—	—	14,527
Restricted stock issuances and vesting of awards	71,105	1	1,143,558	—	—	—	—	1,143,559
Issuance of additional shares related to reverse stock split	—	—	—	—	—	—	—	—
Repurchase of common stock	(23,375)	—	—	—	(340,528)	—	—	(340,528)
Foreign currency translation adjustment	—	—	—	—	—	(358,465)	—	(358,465)
Net income	—	—	—	—	—	—	1,294,400	1,294,400
Balance at September 30, 2023	5,690,087	$2,085	$184,993,376	$—	$(5,718,668)	$(843,560)	$(160,459,178)	$17,974,055

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares*	Amount
Balance at July 1, 2024	5,584,986	$2,084	$184,228,378	$—	$(7,258,600)	$(720,950)	$(125,961,197)	$50,289,715
Equity based compensation	—	—	905,524	—	—	—	—	905,524
Stock option exercises	30,684	—	1,328,724	—	—	—	—	1,328,724
Warrant exercises	30,036	1	367,340	—	—	—	—	367,341
Restricted stock issuances and vesting of awards	22,068	—	550,735	—	—	—	—	550,735
Stock subscriptions collected related to stock option exercises	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(80,546)	(1)	(2,515,322)	—	—	—	(4,626,886)	(7,142,209)
Repurchase of common stock	(7,135)	—	—	—	(679,655)	—	—	(679,655)
Foreign currency translation adjustment	—	—	—	—	—	71,598	—	71,598
Net income	—	—	—	—	—	—	15,446,241	15,446,241
Balance at September 30, 2024	5,580,093	$2,084	$184,865,379	$—	$(7,938,255)	$(649,352)	$(115,141,842)	$61,138,014

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2024	2023
Operating Activities:
Net income	$53,155,127	$4,158,724
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	707,450	624,608
Provision for credit losses	30,636,149	12,667,346
Provision for other credit losses	4,939,580	2,067,268
Equity based compensation and restricted stock vested	3,823,512	5,912,015
Amortization of debt issuance costs	417,207	534,638
Fair value adjustment on warrants	1,261,556	79,268
Impairment losses on long-lived assets	47,962	42,248
(Gain) loss on sale of fixed assets	(37,735)	17,644
Loss on extinguishment of line of credit	259,706	—
Deferred income taxes	(14,941,204)	—
Changes in operating assets and liabilities:
Notes receivable	(32,993,867)	(20,945,172)
Other receivables	(7,191,657)	(1,590,055)
Prepaid expenses and other assets	(3,122,311)	(23,191)
Merchant accounts payable	(3,473,648)	(14,869,007)
Other payables	4,985,620	1,166,248
Accrued liabilities	(333,592)	(1,101,420)
Deferred revenue	1,729,684	554,005
Operating leases	59,086	29,667
Net Cash Provided from (Used for) Operating Activities	39,928,625	(10,675,166)

Investing Activities:
Purchase of property and equipment	(36,063)	(53,533)
Internally developed intangible asset additions	(1,022,087)	(984,176)
Net Cash Used for Investing Activities	(1,058,150)	(1,037,709)

Financing Activities:
Proceeds from line of credit	74,726,901	28,900,000
Payments to line of credit	(74,726,901)	(18,000,000)
Payments of debt issuance costs	(1,051,707)	(75,475)
Proceeds from stock option exercises	1,566,243	26,996
Stock subscriptions collected related to stock option exercises	38,848	—
Proceeds from warrant exercises	400,741	—
Repurchase of common stock	(22,167,241)	(1,645,917)
Net Cash (Used for) Provided from Financing Activities	(21,213,116)	9,205,604

Effect of exchange rate changes on cash	(13,453)	(202,689)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,657,359	(2,507,271)
Cash, cash equivalents, and restricted cash, beginning of period	70,699,223	69,522,658
Cash, cash equivalents, and restricted cash, end of period	$88,343,129	$66,812,698

Noncash investing and financing activities:
Lease liabilities arising from obtaining right-of-use assets	—	1,059,263
Conversion of warrant liabilities to stockholders' equity	$2,228,813	$—

Supplementary disclosures:
Interest paid	$10,476,571	$11,859,913
Income taxes paid	3,544,746	72,600

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

Operating results reported for the three and nine months ended September 30, 2024 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2024.

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

We measure the value of our money market securities based on Level 1 inputs. Our warrant liabilities were valued using a Black-Scholes valuation model, which was calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities was the expected volatility of our common stock. During the nine months ended September 30, 2024, we reclassified our warrant liabilities to stockholders’ equity in connection with our delisting from the Australian Securities Exchange and amending the outstanding warrant agreements to reference our common stock price on the Nasdaq Capital Market, which is stated in U.S. Dollars. Refer to Note 7. Warrant Liabilities for more information.

Our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents:
Money market securities	$14,241	$—	$—	$14,241	$14,432	$—	$—	$14,432

Liabilities:
Warrant liabilities	$—	$—	$—	$—	$—	$—	$967,257	$967,257

The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$80,048,264	$80,048,264	$—	$—	$80,048,264
Restricted cash(2)	8,280,624	8,280,624	—	—	8,280,624
Notes receivable, net	132,787,268	—	—	132,787,268	132,787,268
Total assets	$221,116,156	$88,328,888	$—	$132,787,268	$221,116,156
Liabilities:
Line of credit, net	93,937,724	—	93,937,724	—	93,937,724
Total liabilities	$93,937,724	$—	$93,937,724	$—	$93,937,724

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,609,780	$67,609,780	$—	$—	$67,609,780
Restricted cash(2)	3,075,011	3,075,011	—	—	3,075,011
Notes receivable, net	130,632,641	—	—	130,632,641	130,632,641
Total assets	$201,317,432	$70,684,791	$—	$130,632,641	$201,317,432
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	94,380,906	—	94,380,906	—	94,380,906
Total liabilities	$94,630,906	$—	$94,630,906	$—	$94,630,906

(1)Excludes $14,241 and $14,432 as of September 30, 2024 and December 31, 2023, respectively, relating to money market securities that are reported at fair value.
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

There are additional new accounting pronouncements issued by the FASB that we have not yet adopted. We do not believe any of these additional accounting pronouncements will have a material impact on the consolidated financial statements or disclosures.

Note 2. Total Revenue

Total revenue for the three months ended September 30, 2024 and 2023 was $69,957,691 and $40,844,201, respectively, and $172,904,830 and $110,455,297 for the nine months ended September 30, 2024 and 2023, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the underlying order using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. Merchant processing fees totaled $14,843,752 and $17,814,082 for the three months ended September 30, 2024 and 2023, respectively, and $42,937,048 and $57,246,226 for the nine months ended September 30, 2024 and 2023, respectively.

We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income is recognized over the duration of the underlying order using the effective interest method and promotional incentives are recognized as they are earned during the promotional period. Partner income totaled $7,048,498 and $4,445,823 for the three months ended September 30, 2024 and 2023, respectively, and $17,009,956 and $9,355,137 for the nine months ended September 30, 2024 and 2023, respectively.
Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers choose to make an installment payment, excluding the first installment, using a card pursuant to state law, or when a payment method fails when attempting to make an installment payment. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $14,505,044 and $4,786,304 for the three months ended September 30, 2024 and 2023, respectively, and $32,149,318 and $12,269,101 for the nine months ended September 30, 2024 and 2023, respectively.

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $6,844,629 and $2,557,529 for the three months ended September 30, 2024 and 2023, respectively, and $13,528,076 and $7,018,990 for the nine months ended September 30, 2024 and 2023, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the three months ended September 30,
	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$26,951,377	$9,445,917	$36,397,294	$21,571,303	$5,474,906	$27,046,209
Subscription revenue	—	22,857,165	22,857,165	—	8,554,947	8,554,947
Income from other services	7,451,481	3,251,751	10,703,232	3,091,928	2,151,117	5,243,045
Total revenue	$34,402,858	$35,554,833	$69,957,691	$24,663,231	$16,180,970	$40,844,201

	For the nine months ended September 30,
	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$66,678,124	$25,418,198	$92,096,322	$64,131,154	$14,739,309	$78,870,463
Subscription revenue	—	57,377,021	57,377,021	—	17,768,953	17,768,953
Income from other services	15,236,772	8,194,715	23,431,487	8,232,335	5,583,546	13,815,881
Total revenue	$81,914,896	$90,989,934	$172,904,830	$72,363,489	$38,091,808	$110,455,297

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a note receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $3,659,424 and $3,340,150 as of September 30, 2024 and December 31, 2023, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $4,373,270 and $2,643,230 as of September 30, 2024 and December 31, 2023, respectively. Of the deferred revenue as of December 31, 2023, $2,602,536 was recognized during the nine months ended September 30, 2024.

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

Note 3. Notes Receivable and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumer installment payment plans are generally interest-free and consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. We purchase certain receivables related to installment payment plans extended to consumers in the United States by an independent chartered financial institution (“originating partner”) and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due within 42 days.

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

As of September 30, 2024 and December 31, 2023, our notes receivable at amortized cost was comprised of the following:

	September 30, 2024	December 31, 2023
Notes receivable, gross	$155,072,914	$146,225,832
Deferred transaction income	(3,659,424)	(3,340,150)
Notes receivable, amortized cost	$151,413,490	$142,885,682

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	Amortized cost basis by year of origination
	2024	2023	Total	2023	2022	Total
A	$50,070,705	$—	$50,070,705	$47,752,196	$—	$47,752,196
B	57,354,419	1,000	57,355,419	58,815,920	257	58,816,177
C	43,858,876	8,714	43,867,590	35,832,476	2,708	35,835,184
No score	119,776	—	119,776	482,125	—	482,125
Total amortized cost	$151,403,776	$9,714	$151,413,490	$142,882,717	$2,965	$142,885,682

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Current	$126,225,572	$129,681,699
1–28 days past due	13,817,258	6,808,467
29–56 days past due	6,204,170	3,015,612
57–90 days past due	5,166,490	3,379,904
Total amortized cost	$151,413,490	$142,885,682

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$11,786,141	$6,494,092	$12,253,041	$10,223,451
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(878,577)
Provision for credit losses	15,402,303	6,676,548	30,636,149	12,667,346
Charge-offs	(9,167,620)	(5,239,171)	(26,394,129)	(16,416,612)
Recoveries of charged-off receivables	605,398	666,473	2,131,161	3,002,334
Balance at end of period	$18,626,222	$8,597,942	$18,626,222	$8,597,942

Net charge-offs by year of origination for the nine months ended September 30, 2024 was as follows:

	2024	2023	2022	2021	2020	Total
Current period gross charge-offs	$(13,524,757)	$(12,861,272)	$(6,753)	$(1,347)	$—	$(26,394,129)
Current period recoveries	197,490	1,195,333	350,355	295,203	92,780	2,131,161
Current period net charge-offs	$(13,327,267)	$(11,665,939)	$343,602	$293,856	$92,780	$(24,262,968)

Note 4. Other Receivables

As of September 30, 2024 and December 31, 2023, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

As of	September 30, 2024	December 31, 2023
Late payment fees receivable, net	$1,362,289	$548,649
Receivables from merchants, net	589,751	1,023,079
Receivables from originating partner	1,871,240	—
Other receivables, net	$3,823,280	$1,571,728

Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of September 30, 2024 and December 31, 2023, gross late payment fees receivable totaled $3,955,290 and $1,821,002, respectively.

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

The activity in the allowance for other credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$1,525,889	$768,602	$1,272,353	$980,713
Provision for other credit losses	2,340,716	917,226	4,939,580	2,067,268
Charge-offs	(1,381,418)	(783,784)	(3,994,062)	(2,539,804)
Recoveries of charged-off receivables	107,814	114,396	375,130	508,263
Balance at end of period	$2,593,001	$1,016,440	$2,593,001	$1,016,440

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

Receivables from originating partner represents amounts due to us from our originating partner that will be used to settle outstanding merchant accounts payable on orders originated by them.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to defer payment from us in exchange for daily incentive payments. Within merchant accounts payable, $51,907,543 and $53,616,718 were recorded within the DSIP balance as of September 30, 2024 and December 31, 2023, respectively.

During the three and nine months ended September 30, 2024, all deferred payments retained in the program bore daily incentive payments at a fixed rate of 5.20% on an annual basis, compounding daily. The average annual percentage yield and related expense was 4.95% and $632,607, and 5.21% and $679,012 for the three months ended September 30, 2024 and 2023, respectively. The average annual percentage yield and related expense was 4.77% and $1,887,632, and 4.32% and $1,917,378 for the nine months ended September 30, 2024 and 2023, respectively. Expense related to the DSIP is recorded within net interest expense on the consolidated statements of operations and comprehensive income.

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

Note 6. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $95,000,000 as of September 30, 2024 and December 31, 2023. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of September 30, 2024 and December 31, 2023, we had pledged $132,032,578 and $131,379,797 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $17,887,829 and $3,534,848 as of September 30, 2024 and December 31, 2023, respectively.

Expenses related to our line of credit for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest expense on utilization	$2,608,239	$3,471,806	$8,373,286	$9,611,867
Interest expense on unused daily amounts	82,361	25,555	199,874	90,639
Amortization of debt issuance costs	102,280	183,073	417,207	534,638

For the three months ended September 30, 2024 and 2023, our line of credit carried an effective annual interest rate of 12.65% and 20.70%, respectively. For the nine months ended September 30, 2024 and 2023, our line of credit carried an effective annual interest rate of 11.75% and 18.19%, respectively.

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

Prior to converting our warrant liabilities, we revalued them to their fair value as of each reporting date using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities is the expected volatility of our common stock. On the conversion date, we revalued the warrants using the Black-Scholes valuation model using a risk-free interest rate of 4.2%, expected volatility of 139.1%, and an expected life of 5.6 years, resulting in an estimated fair value of $40.81 per warrant. The activity related to our warrant liabilities during the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended September 30,
	2024	2023
Balance at beginning of period	$967,257	$511,295
Fair value remeasurement loss	1,261,556	79,268
Conversion of warrant liabilities to stockholders’ equity	(2,228,813)	—
Balance at end of period	$—	$590,563

The fair value remeasurement loss was recognized within other income (expense) on the consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2024, 54,610 warrants were exercised into 50,198 shares of common stock, with 4,412 shares withheld to cover the exercise price on certain exercises during the period. As of September 30, 2024, we had no warrants outstanding. No warrants were cancelled during the nine months ended September 30, 2024.

Note 8. Commitments and Contingencies

Loan Commitments

Our originating partner entered into a five-year strategic partnership program with us by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement, effective September 27, 2024. We have a direct obligation to purchase receivables extended to consumers by our originating partner. As of September 30, 2024, we had an obligation to purchase $17,711,358 of receivables from our originating partner.

Note 9. Income Taxes

Income tax expense (benefit) was $2,162,989 and $15,874 for the three months ended September 30, 2024 and 2023, respectively, and ($13,567,130) and $48,024 for the nine months ended September 30, 2024 and 2023, respectively. We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of September 30, 2024, significant pieces of positive evidence include our cumulative taxable income earned over a two-year period, which is objective and verifiable, and consideration of our expected future taxable earnings. Based on our assessment, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As a result, we recorded a discrete tax benefit of $14,941,204 for the release of our valuation allowance during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, we had a $8,349,879 and $32,478,033 valuation allowance recorded against our net deferred tax assets, respectively. Additionally, during the three months ended September 30, 2024 we recognized discrete tax benefits primarily related to excess tax benefits on equity based compensation totaling approximately $0.7 million.

Note 10. Net Income Per Share

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$15,446,241	$1,294,400	$53,155,127	$4,158,724

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,545,353	5,667,430	5,620,754	5,576,233
Diluted shares:
Stock options	120,886	60,299	95,696	67,351
Restricted stock units	239,594	—	231,681	—
Warrants	—	1,936	—	7,637
Weighted-average shares outstanding	5,905,833	5,729,665	5,948,131	5,651,221

Net income per share:
Basic	$2.79	$0.23	$9.46	$0.75
Diluted	$2.62	$0.23	$8.94	$0.74

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 42,033 and 564,802 shares were excluded from the denominator of diluted net income per share for the three months ended September 30, 2024 and 2023, respectively, and 43,739 and 442,847 shares for the nine months ended September 30, 2024 and 2023, respectively.

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

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we built a digital payments platform that allows merchants to offer their consumers a flexible alternative to traditional credit. As of September 30, 2024, our platform has supported the business growth of 23 thousand Active Merchants while serving 2.7 million Active Consumers. Through our products we aim to enable consumers to take control of their spending, be more responsible, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including consumers, merchants, employees, communities, and investors—while continuing to drive ethical growth.

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale while paying in installments over time. The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. We also offer alternative payment options on the Sezzle Platform, including “pay-in-two” and “pay-in-full,” to certain consumers. We realize high repeat usage rates by many of our consumers, with the top 10% of our consumers measured by Underlying Merchant Sales (“UMS,” as defined below) transacting an average of 77 times per year based on the transaction activity during the rolling twelve months ended September 30, 2024, although historical transaction activity is not an indication of future results.

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

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. Our product is generally free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two optional subscription products or enter into an interest-bearing loan with our long-term lending partners. Subscription revenue comprised approximately 33% and 16% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.

We earn fees from our merchants predominately based on a percentage of the UMS value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant fees owed to us, and assume all costs associated with the consumer payment processing, fraud, and payment default. Merchant and partner-related income comprised approximately 39% and 65% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital which facilitates access to small business loans issued by third-party lenders.

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

We rely heavily on our merchant base to offer our product to new consumers at the point of sale. As of September 30, 2024, we had approximately 23 thousand Active Merchants (defined as directly integrated merchants who have had at least one order on the Sezzle Platform in the last twelve months) on our platform. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to offer Sezzle as a payment option at checkout, and we expect that our partnerships with larger retailers will familiarize more consumers with the Sezzle Platform. Onboarding and retaining merchants, as well as growing merchant utilization of the Sezzle Platform, requires investment in sales, co-marketing, and competitively priced merchant fee rates and incentives. In order to stay competitive, we have and may continue to adjust our pricing or offer incentives to larger merchants in order to increase UMS. These pricing structures with merchants may include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability, and therefore, could incur substantial costs to acquire and retain these larger merchants. Certain agreements contain provisions that may require us to make payments to certain merchants and are contingent on us and/or the merchants meeting specified criteria, such as achieving implementation benchmarks.

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

The success of our business is also dependent on a consumer base that actively uses our products. As of September 30, 2024, we had approximately 2.7 million Active Consumers on the platform. We aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as Sezzle Up, our tap-to-pay Sezzle Virtual Card, and our paid subscription services Sezzle Premium and Sezzle Anywhere. There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting.

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

Credit Risk Management

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all credit losses on the credit we extend to our consumers. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate receipt of funds. Because consumers typically settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

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

Key Operating Metrics

Underlying Merchant Sales

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Underlying Merchant Sales ("UMS")	$659,889	$469,500	$190,389	40.6%	$1,684,797	$1,222,392	$462,405	37.8%

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

For the three months ended September 30, 2024 and 2023, UMS totaled $659.9 million and $469.5 million, respectively, which was an increase of 40.6%. For the nine months ended September 30, 2024 and 2023, UMS totaled $1,684.8 million and $1,222.4 million, respectively, which was a increase of 37.8%. The increases in both periods were primarily from the expansion of our Sezzle Anywhere subscription product, which launched in June 2023, as well as changes to consumer underwriting to further promote profitable top-line growth.

Active Consumers and Active Subscribers

	As of		Change
	September 30, 2024	December 31, 2023	#	%
	(in thousands, except percentages)
Active Consumers	2,667	2,601	66	2.6%
Active Subscribers	529	307	222	72.0%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. As of September 30, 2024 we had 2.7 million Active Consumers, an increase of 2.6% when compared to our 2.6 million Active Consumers as of December 31, 2023. The increase in Active Consumers was driven by our marketing efforts and changes to our underwriting.

Active Subscribers is defined as unique consumers who have an active subscription for either Sezzle Premium or Sezzle Anywhere. As of September 30, 2024, we had 0.5 million Active Subscribers, an increase of 72.0% when compared to our 0.3 million Active Subscribers as of December 31, 2023. The increase in Active Subscribers was driven by the continued marketing and adoption of our subscription products.

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

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Merchant Interest Program, whereby merchants may defer their payments owed by us in exchange for interest. The interest paid on borrowings under our line of credit is based on SOFR. Interest paid to merchants under the Delayed Settlement Incentive Program is based on a fixed interest rate.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of income taxes in various jurisdictions, primarily U.S. federal and state income taxes, and also the other foreign jurisdictions in which we operate. Tax effects of transactions reported in the consolidated financial statements consist of taxes currently due. Additionally, we record deferred taxes related primarily to differences between the basis of receivables, property and equipment, equity based compensation, and accrued liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Transaction income	$36,398	$27,046	$9,352	34.6%	$92,096	$78,870	$13,226	16.8%
Subscription revenue	22,857	8,555	14,302	167.2%	57,377	17,769	39,608	222.9%
Income from other services	10,703	5,243	5,460	104.1%	23,432	13,816	9,616	69.6%
Total revenue	$69,958	$40,844	$29,114	71.3%	$172,905	$110,455	$62,450	56.5%

Transaction income totaled $36.4 million and $27.0 million for the three months ended September 30, 2024 and 2023, respectively. Transaction income totaled $92.1 million and $78.9 million for the nine months ended September 30, 2024 and 2023, respectively. Within transaction income, merchant processing fees totaled $14.8 million and $17.8 million for the three months ended September 30, 2024 and 2023, respectively, and $42.9 million and $57.2 million for the nine months ended September 30, 2024 and 2023, respectively. Merchant processing fees decreased due to the higher concentration of UMS volume transacted with our subscription products. Despite the decrease in merchant processing fees, transaction income grew year-over-year overall due to increases in both partner income and consumer fees.

Subscription revenue totaled $22.9 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively. Subscription revenue totaled $57.4 million and $17.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily driven by the overall growth in our Active Subscribers.

Income from other services totaled $10.7 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively. Income from other services totaled $23.4 million and $13.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was driven by higher consumer fee income and increased marketing revenue generated from merchants. Consumer late payment fees totaled $6.8 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $13.5 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in late payment fees was primarily driven by a higher number of orders becoming past due.

Personnel

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Personnel	$13,424	$11,079	$2,345	21.2%	$37,185	$34,670	$2,515	7.3%

Personnel costs for the three months ended September 30, 2024 and 2023 totaled $13.4 million and $11.1 million, respectively. Personnel costs for the nine months ended September 30, 2024 and 2023 totaled $37.2 million and $34.7 million, respectively. Recorded within personnel, equity based compensation totaled $1.5 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in personnel costs was driven by increased headcount and accrued bonuses in the current period, offset against lower equity based compensation when compared to the prior period.

Transaction Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Payment processing costs	$11,230	$7,972	$3,258	40.9%	$30,483	$20,880	$9,603	46.0%
Affiliate and partner fees	1,233	1,143	90	7.9%	3,774	3,594	180	5.0%
Other transaction expense	298	822	(524)	(63.7)%	1,033	1,647	(614)	(37.3)%
Transaction expense	$12,761	$9,937	$2,824	28.4%	$35,290	$26,121	$9,169	35.1%

Transaction expenses were $12.8 million and $9.9 million for the three months ended September 30, 2024 and 2023, respectively, and $35.3 million and $26.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Payment processing costs were $11.2 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, payment processing costs were $30.5 million and $20.9 million, respectively. The increase was primarily driven by higher UMS during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant, or are associated with partner platforms with which we have contractual agreements. Such costs were $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Other transaction expense was $0.3 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. Such costs are comprised of consumer communication costs and consumer and merchant support–related costs. The decrease was a result of fewer consumer and merchant support-related costs during the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023.

Third-Party Technology and Data

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Third-party technology and data	$2,386	$2,003	$383	19.2%	$6,724	$5,655	$1,069	18.9%

Third-party technology and data costs totaled $2.4 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Third-party technology and data costs totaled $6.7 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in expense was driven by an increase in utilization of cloud-based infrastructure and other related costs to support the Sezzle Platform and our expanded suite of product offerings, as well as general increases in third-party technology costs.

Marketing, Advertising, and Tradeshows

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$2,726	$3,615	$(889)	(24.6)%	$4,376	$10,128	$(5,752)	(56.8)%

Marketing, advertising, and tradeshow costs were $2.7 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively. Marketing, advertising, and tradeshow costs were $4.4 million and $10.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in costs was primarily from a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners, offset against higher marketing and advertising expenses to promote user acquisition during the three and nine months ended September 30, 2024.

General and Administrative

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$2,417	$2,184	$233	10.7%	$7,319	$6,680	$639	9.6%

General and administrative costs were $2.4 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, general and administrative costs were $7.3 million and $6.7 million, respectively. The increase in costs was primarily related to higher professional service fees in connection with the growth of our business.

Provision for Credit Losses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Provision for credit losses	$15,402	$6,677	$8,725	130.7%	$30,636	$12,667	$17,969	141.9%

The total provision for credit losses was $15.4 million and $6.7 million for the three months ended September 30, 2024 and 2023, respectively. As a percentage of total revenue, the provision for credit losses was 22.0% and 16.3% for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the total provision for credit losses was $30.6 million and $12.7 million, respectively. As a percentage of total revenue, the provision for credit losses was 17.7% and 11.5% for the nine months ended September 30, 2024 and 2023, respectively. The increase in credit losses was a result of higher UMS during the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023, as well as changes to consumer underwriting to further promote profitable top-line growth.

Net Interest Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Net interest expense	$3,328	$4,143	$(815)	(19.7)%	$10,321	$11,454	$(1,133)	(9.9)%

Net interest expense was $3.3 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively, and $10.3 million and $11.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was driven by the lower interest rate on our new line of credit that we entered into on April 19, 2024, offset against higher outstanding borrowings during the three and nine months ended September 30, 2024 when compared to the three and nine months ended September 30, 2023.

Income Tax Expense (Benefit)

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$2,163	$16	$2,147	Not meaningful	$(13,567)	$48	$(13,615)	Not meaningful

Income tax expense (benefit) for the three months ended September 30, 2024 and 2023 was $2,162,989 and $15,874, respectively. Our effective income tax rate for the three months ended September 30, 2024 and 2023 was 12.3% and 1.2%, respectively. Income tax (benefit) expense for the nine months ended September 30, 2024 and 2023 was ($13,567,130) and $48,024, respectively. Our effective income tax rate for the nine months ended September 30, 2024 and 2023 was (34.3%) and 1.1%, respectively. The change was a result of the release of our valuation allowance during the nine months ended September 30, 2024.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of September 30, 2024, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As a result, we recorded a discrete tax benefit of $14,941,204 to reflect the release of our valuation allowance during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, we recorded a $8,349,879 and $32,478,033 valuation allowance against our net deferred tax assets, respectively.

Other Comprehensive Income (Loss)

We had $71,598 and ($358,465) of foreign currency translation adjustments recorded within other comprehensive income (loss) for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, we had ($2,353) and ($199,586) of foreign currency translation adjustments, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future periods and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the ASX, and our revolving line of credit. As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $88.3 million, compared to $70.7 million as of December 31, 2023. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. A majority of our restricted cash is made available for use within 2-3 business days.

As of September 30, 2024 and December 31, 2023, we had working capital of $135.5 million and $21.8 million, respectively. The increase in working capital was driven by the reclassification of our line of credit from a current liability to a non-current liability as a result of refinancing of our line of credit agreement on April 19, 2024. As of September 30, 2024 and December 31, 2023 we had an unused borrowing capacity on our line of credit of $17.9 million and $3.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the nine months ended September 30,
	2024	2023
Net Cash Provided from (Used for) Operating Activities	$39,928,625	$(10,675,166)
Net Cash Used for Investing Activities	(1,058,150)	(1,037,709)
Net Cash (Used for) Provided from Financing Activities	(21,213,116)	9,205,604
Net increase (decrease) in cash, cash equivalents, and restricted cash	$17,657,359	$(2,507,271)

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the nine months ended September 30, 2024, net cash provided from operating activities totaled $39.9 million which was related to our $53.2 million net income adjusted for $27.1 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $40.3 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $33.0 million increase in our notes receivable related to higher transaction volume during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, as well as timing of consumer repayments. Cash outflows from changes in our operating assets and liabilities were also driven by a $7.2 million increase in other receivables related to increased late payment fees assessed in the current period and the timing of consumers paying such fees. These both resulted in a decrease of cash receipts from consumers during the nine months ended September 30, 2024.

Offset against these, we had a $5.0 million increase in other payables as a result of the timing of payments received from consumers on receivables owned by our originating partner that we have not yet purchased, which resulted in an increase of cash receipts from consumers during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, cash payments for personnel-related expenses totaled $33.6 million, cash payments for processing costs totaled $31.3 million, and cash interest payments totaled $10.5 million.

During the nine months ended September 30, 2023, net cash used for operating activities totaled $10.7 million, which was related to our $4.2 million of net income adjusted for $21.9 million of non-cash adjustments such as credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $36.8 million due to changes in our operating assets and liabilities. The change in operating assets and liabilities was driven by a $20.9 million increase in our notes receivable, which was related to higher transaction volume and timing of consumer repayment resulting in decreased cash receipts from consumers. The change in operating assets and liabilities was also driven by a $14.9 million decrease in our merchants accounts payable as a result of the timing of payments to merchants, which resulted in an increase of cash payments to merchants during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, cash payments for personnel-related expenses totaled $25.2 million, cash payments for processing costs totaled $20.8 million, and cash interest payments totaled $11.9 million.

The change in net cash from operating activities year-over-year was from increased cash receipts from consumers related to our increased profitability during the nine months ended September 30, 2024.

Investing Activities

Net cash used for investing activities was $1.1 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash (used for) provided from financing activities during the nine months ended September 30, 2024 and 2023 was ($21.2) million and $9.2 million, respectively. Our net cash used for financing activities during the nine months ended September 30, 2024 was comprised of repurchases of common stock totaling $22.2 million and the payment of debt issuance costs totaling $1.1 million. Repurchases of common stock include $20.0 million of cash outflows for our stock repurchase plans, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were primarily offset against proceeds from stock option and warrant exercises totaling $2.0 million.

Financing cash inflows during the nine months ended September 30, 2023 was comprised of net proceeds from our line of credit totaling $10.9 million, offset against repurchases of common stock totaling $1.6 million and payment of debt issuance costs totaling $0.1 million.

Line of Credit

Refer to Note 6. Line of Credit on the accompanying Notes to the Consolidated Financial Statements for discussion about our lines of credit.

Loan Commitments

Refer to Note 8. Commitments and Contingencies on the accompanying Notes to the Consolidated Financial Statements for discussion about our direct obligation to purchase loans from our originating partner.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of September 30, 2024 and December 31, 2023, we had a revolving line of credit facility of $150 million and $100 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of both September 30, 2024 and December 31, 2023, we had $95 million, outstanding under our line of credit. For the nine months ended September 30, 2024, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.5 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the year.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the nine months ended September 30, 2024 and 2023 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million and $1.1 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f) that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended September 30, 2024, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Report on Form 8-K filed on June 24, 2024. The table below presents information with respect to such common stock purchases made by us during the three months ended September 30, 2024, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2024 through July 31, 2024	86,956	$88.70	80,546	$—
August 1, 2024 through August 31, 2024	136	132.51	—	—
September 1, 2024 through September 30, 2024	589	154.59	—	—
Total	87,681	$89.21	80,546	$—

(1)Of the total, 7,135 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On June 20, 2024, our Board of Directors authorized a stock repurchase plan to repurchase up to $15 million of our outstanding shares. This plan commenced June 24, 2024 and expired on July 9, 2024 in accordance with the plan’s terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On September 3, 2024, Paul Paradis, the Company’s President, terminated a Rule 10b5-1 trading arrangement (the “Paradis Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). On September 13, 2024, Paradis’ spouse entered into a Rule 10b5-1 trading arrangement (the “Spousal Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Spousal Plan provides for the potential sale of up to 74,432 shares of the Company’s common stock, between an estimated start date of January 2, 2025, until termination of the Paradis Plan on September 12, 2025, or earlier if all transactions under the Spousal Plan are completed.

On September 20, 2024, Karen Hartje, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Hartje Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Hartje Plan provides for the potential sale of up to 82,796 shares of the Company’s common stock, between an estimated start date of December 23, 2024, until termination of the Hartje Plan on December 22, 2025, or earlier if all transactions under the Hartje Plan are completed.

However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Revolving Credit and Security Agreement dated as of April 19, 2024 among Sezzle Funding SPE II, LLC, the lenders from time to time party thereto and Bastion Funding VI LP, as administrative agent.	8-K	001-41781	4/22/2024
10.2	Amendment No. 1 to Revolving Credit and Security Agreement				X
10.3	Amendment No. 2 to Revolving Credit and Security Agreement				X
10.4	Pledge and Guaranty Agreement dated as of April 19, 2024 by and between Sezzle Funding SPE II Parent, LLC, as pledgor, and Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.4	Limited Guaranty and Indemnity Agreement dated as of April 19, 2024 by Sezzle Inc. for the benefit of Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.5	Amendment No. 1 to Limited Guaranty and Indemnity Agreement	8-K	001-41781	6/24/2024
10.6	Amended and Restated Loan and Receivables Sale Agreement				X
10.7	Amended and Restated Marketing and Servicing Agreement				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: November 7, 2024	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: November 7, 2024

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

Date: November 7, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 7, 2024

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 7, 2024

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer