Form 10-K
period 2024-12-31
Sezzle Inc.
filed 2025-02-27
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, was $243,028,721 based on the closing price of $88.22 per share of Common Stock as reported on The Nasdaq Stock Market LLC.
The total number of shares of common stock, par value $0.00001 per share, outstanding at February 25, 2025 was 5,642,281.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K and the documents incorporated by reference herein (“Form 10-K”) includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-K are forward-looking statements. When used in this Form 10-K, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Form 10-K and in other filings we make with the Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
•impact of the “buy-now, pay-later” (“BNPL”) industry becoming subject to increased regulatory scrutiny;
•impact of operating in a highly competitive industry;
•impact of macro-economic conditions on consumer spending and consumer credit;
•our ability to maintain our relationship with our existing merchant base, increase our merchant network and Gross Merchandise Volume (“GMV”);
•our ability to retain and increase our consumer base and GMV;
•our ability to effectively manage growth, sustain our growth rate and maintain our market share;
•our ability to maintain adequate access to capital in order to meet the capital requirements of our business;
•the loans facilitated through the Sezzle Platform involve a high degree of financial risk;
•our reliance on our originating bank partner to originate a substantial majority of the loans facilitated by the Sezzle Platform;
•our reliance on third-party data to assess creditworthiness of consumers;
•impact of exposure to consumer bad debts and insolvency of merchants;
•our ability to comply with the applicable requirements of Visa and other payment processors;
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
•our ability to comply with applicable state lending licenses and other state lending laws and regulations;
•the impact of litigation, regulatory investigations and actions, and compliance issues on our business; and
•our ability to achieve our public benefit purpose and maintain our B Corporation certification.

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
All forward-looking statements, expressed or implied, included in this Form 10-K are expressly qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any intention or obligation to update any forward-looking statements, to reflect events or circumstances occurring after the date of this Form 10-K.

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

Risks Related to Our Industry

•Our industry has become subject to increased regulatory scrutiny.
•We operate in a highly competitive industry.
•Our success is subject to macro-economic conditions that have an impact on consumer spending and consumer credit.
•We, and our industry, has been and may continue to be subject to negative publicity.

Risks Related to Our Strategy and Growth

•We have a limited operating history, and until recently, a history of operating losses.
•Our business depends on our ability to maintain and increase our merchant network and GMV.
•Our business depends on our ability to retain and increase our consumer base and GMV.
•Our ability to effectively manage growth.
•We may not be able to sustain our growth rate.
•Our ability to promote and maintain our brand.
•We may require additional capital.

Risks Related to Our Financing Program

•Loans facilitated through our platform involve a high degree of financial risk.
•Our agreement with our originating bank partner is non-exclusive and subject to termination by our originating partner upon the occurrence of certain events.
•We rely on third-party data to assess the creditworthiness of consumers and such data may be inaccurate.
•Consumer bad debts and insolvency of merchants may adversely impact our financial success.
•Merchants may fail to fulfill their obligations to consumers or comply with applicable law.
•Our internet-based loan origination processes may give rise to greater risks than paper-based processes.

Risks Related to Our Technology and the Sezzle Platform

•Our results depend on integration, support, and prominent presentation of our platform by our merchants.
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

Other Risks Related to Our Business

•Our ability to comply with the applicable requirements of payment processors.
•The failure of key vendors or merchants to comply with legal or regulatory requirements or to provide various services that are important to our operations.
•The loss of key partners and merchant relationships.
•Changes to our key operating metrics and real or perceived inaccuracies.
•Conditions in the capital and credit markets, including higher interest rates.
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
•We are subject to the regulatory, supervisory and enforcement authority of the CFPB.
•We rely on our originating bank partner model to originate a substantial majority of the loans facilitated on the Sezzle Platform.
•Failure to identify, obtain and operate the licenses necessary to operate our business.
•Violating applicable federal, state and/or local lending or other laws.
•Litigation, regulatory actions, and compliance issues could subject us to increased costs.
•Privacy and data protection laws could result in claims or harm our business.

Risks Related to Our Corporate Structure

•We have not paid dividends on our common stock and any future payment of dividends will be at the discretion of our board directors and depend on certain factors.
•Our stock repurchase(s) could affect the price of our stock and increase volatility in the market.
•Our Chief Executive Officer and Chairman of the board owns a large percentage of our stock and can exert significant influence over us.
•A large percentage of our stock are pledged securities subject to foreclosure or disposal upon the occurrence of certain events.
•We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make our shares of common stock less attractive to investors.
•We have and will continue to incur significant costs and are subject to additional regulations and requirements as a public company in the United States traded on the Nasdaq Capital Market.
•Our inability to continue to meet Nasdaq's continued listing requirements.
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

PART I

ITEM 1. BUSINESS

Unless otherwise noted, references in this Form 10-K to “we,” “us,” “our,” “Company,” or “Sezzle” refer collectively to Sezzle Inc. and our subsidiaries.

Our Company

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that provides consumers a flexible alternative to traditional credit. Through our products, we aim to enable consumers to take control of their spending, be more responsible, and gain financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including merchants, partners, consumers, employees, communities, and investors—while continuing to drive ethical and sustainable growth.

We launched Sezzle amid a backdrop during which digital shopping began to claim a larger share of the retail sector and younger generations (i.e., Gen Z and Millennials) started demonstrating a need for credit. Gen Z and Millennial consumers, who we define as individuals currently between ages 18–28 and 29–47, respectively, use credit cards less frequently than other generations and, in many cases, lack access to traditional credit. These same consumers are tech-savvy and gravitate towards modern, streamlined commerce solutions, whether online or in-person. Our platform addresses the shortcomings in legacy payment offerings consumers face by providing a flexible, secure, omnichannel alternative with the structural benefit of “creditizing” traditional debit products. The technology solutions we have designed align with our mission of financially empowering the next generation.

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

We operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

Our Products

Sezzle Platform

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the ordered merchandise at the time of sale while paying in installments over time.

The Sezzle Platform can be integrated into merchants’ websites via pre-built widgets for select e-commerce platforms or our direct Application Programming Interface. Consumers can access the Sezzle Platform through the Sezzle mobile application or Sezzle online dashboard. We are able to rapidly onboard and integrate merchants through an increasingly automated merchant underwriting process and, once integrated, consumers can choose the Sezzle Platform as a payment method at the merchant’s point-of-sale. The Sezzle Platform is presented alongside other payment options on the merchant’s checkout page. Consumers then select Sezzle as their payment option and, if they are a first-time user, create an account with Sezzle in a quick and streamlined process integrated into the selected merchant’s checkout. If a particular merchant is not directly integrated with us, consumers are still able to checkout with the Sezzle Platform using a virtual card if they are subscribed to Sezzle Premium (for select merchants) or Sezzle Anywhere (subject to certain merchant, product, goods, and service restrictions), or if they elect to use Sezzle On-Demand (as discussed below).

The Sezzle Platform reviews the transaction and consumer profile in real-time and, if approved, quickly confirms the transaction for both the consumer and the merchant. Once an initial transaction is approved, consumers are granted a spending limit. Our underwriting platform analyzes above-limit purchase attempts and may provide alternative terms to prevent a consumer from being denied outright. After a transaction is approved and merchant checkout is completed, the merchant ships the order and receives payment, just as if the consumer had paid in cash or used a traditional credit or debit card.

In 2024, we launched Payment Streaks, a new feature designed to reward consumers for consistent and timely payments. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers.

In addition, we periodically offer promotions and incentives for consumers to earn Sezzle Spend. Sezzle Spend are credits issued to consumers and can be applied to future orders made on the Sezzle Platform.

Pay-in-Four

The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. Our “pay-in-four” product is generally free to consumers who pay on time and use a bank account or non-electronic payment method to make their installment payments, excluding their first payment, unless they choose to pay for one of our two subscription products or use Sezzle On-Demand (as discussed below). Consumers receive a notification via email, text message, and the Sezzle mobile application two days prior to the date the installment payment is automatically debited by the Sezzle Platform from the consumer’s payment method provided under the consumer’s account. The consumer is able to review and manage their Sezzle account via the Sezzle Platform’s online dashboard or mobile application. Consumers are also able to reschedule a payment without charge one time, and may subsequently reschedule a payment up to two additional times for a fee, subject to applicable state laws. Consumers who fail to pay for their purchases on time (or reschedule their payments as permitted above) may incur a late payment fee, which requires the settlement of an outstanding balance (including the late payment fee) before they may use our platform again in the future. Additionally, when a payment method fails consumers may incur a failed payment fee. We typically do not report delinquent consumer Sezzle accounts to any credit bureaus, unless the consumer has elected to participate in Sezzle Up (as discussed below). Sezzle utilizes third-party collection agencies for past due balances, which may report such delinquent balances to credit bureaus.

Pay-in-Full

We began offering a “pay-in-full” option to consumers in 2022. This option allows consumers to pay for the full value of their order up-front through the Sezzle Platform without the extension of credit. We believe this provides value for both new and existing consumers on the Sezzle Platform. This allows new consumers who are denied credit to complete their order through our platform without the need to re-enter any payment information. For existing consumers with payment information already saved, pay-in-full allows an express checkout option in instances where the consumer may not want to enter into a new installment plan.

Pay-in-Two and Other Alternative Installment Options

We also began offering a “pay-in-two” option to certain consumers who are not qualified for our “pay-in-four” product in 2023. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks.

In addition, we may offer customized installment terms that differ from our traditional four payment, six week terms with select enterprise merchants. An example of these alternative terms is a four payment, three month product. We offer these unique products to consumers through selected merchants at our discretion in situations where alternative terms would provide additional value to both the consumer and merchant, while also better aligning with the typical purchase frequency at these select merchants.

Sezzle Virtual Card

9:41
sezzle
VISA
Hold Near Reader
9:15
90%
Hold to reader
sezzle
VISA

The Sezzle Virtual Card, issued by Sutton Bank, Member FDIC, pursuant to a license from Visa U.S.A Inc., allows consumers to use the Sezzle Platform with merchants in-store and online, including merchants that are not directly-integrated with Sezzle. The Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card solution, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “tap” of their Sezzle Virtual Card at the point-of-sale.

Sezzle Premium

In 2022, we launched Sezzle Premium—a paid subscription service that allows our consumers to access large, non-integrated “premium merchants” for a recurring fee. In addition to being able to use Sezzle online or in-store at these premium merchants, consumers enrolled in Sezzle Premium also gain access to other benefits, including exclusive deals and discounts, the ability to earn Sezzle Spend back on purchases, and one additional free reschedule per order.

Sezzle Anywhere

We launched Sezzle Anywhere in 2023—a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Consumers enrolled in Sezzle Anywhere also gain access to all the benefits of Sezzle Premium, as well as earning cash back in Sezzle Spend on pay-in-full transactions.

Sezzle On-Demand

In 2024, we launched Sezzle On-Demand, a service that allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to certain merchant, product, goods, and service restrictions), Consumers using Sezzle On-Demand pay a finance charge that is added to the consumer’s initial down payment.

Sezzle Up

Sezzle Up is an opt-in feature of the Sezzle Platform. Consumers elect to participate in Sezzle Up, which allows us to report the consumer’s transactions made on the Sezzle Platform to establish a record of payments. Building a record of timely payments on financial obligations generally has a positive impact on a consumer’s credit record. As these consumers pay their financial obligations to us when due, their spending limits on the Sezzle Platform and overall credit score may increase over time.

To qualify for Sezzle Up, consumers must pay off at least one order on time and in full, link a checking account and set it as their default payment method (consumers’ initial down payments are still completed over a card network), and verify their account with a social security number for consumers located in the United States. In Canada, a social insurance number or similar identifying information is used to verify the account.

Long-Term Lending — Access to Third-Party Lenders

Through collaboration with third-party lenders, we enable our consumers at participating merchants access to interest-bearing monthly fixed-rate installment-loan products for larger-ticket items (up to $15,000), which extend up to 60 months. We earn a fee from our lending collaborators for marketing and referring the potential consumers to them and processing applications using our proprietary underwriting analysis; however, we do not make final credit decisions or originate or hold the loans in our portfolio, which limits our capital needs and credit risk. We believe providing consumers access to long-term borrowing options has the potential to enhance our relationship with both merchants and consumers, while generating an attractive fee stream with no capital requirements or credit risk for us and complementing our existing short-term, generally interest-free offering.

Product Innovation

Outside of our existing Sezzle Platform offerings, we continuously strategize on new products and additional features that would complement our platform and add additional value for our stakeholders. As part of our ongoing initiatives in product innovation, in September 2024 we partnered with a bank sponsor, enabling us to expand the suite of products we are able to offer our consumers.

Our Consumers

Sezzle focuses on a young consumer base that is tech-savvy, socially-minded, and expects brands to possess ethical and sustainable principles. As of December 31, 2024, approximately 78% of our Active Consumers are comprised of members of the Gen Z and Millennial generations (ages 18-47), which are generally early in their credit journey. For many of these consumers, we believe Sezzle provides a way to improve financial responsibility and develop a sense of financial empowerment—not only through enhanced budgeting and payments capabilities, but also through an opportunity to build beneficial credit records with the Sezzle Up feature.

Source: Internal data based on orders placed during 2024 (Gen Z (18-28), Millennials (29-47), Gen X (48-59), Baby Boomers (60-78), and Silent (79 and greater)).

Gen Z and Millennial consumers use credit cards less frequently relative to other generations and, in many cases, lack access to traditional credit. As a result, they tend to have fewer viable options for budgeting, achieving financial flexibility, and building credit history. Consumers in these generations also tend to transact frequently across e-commerce and brick-and-mortar retail, but spend less on average per transaction than older generations. In doing so, these consumers are increasingly seeking financial products that offer transparency and affordability. They prefer to avoid loans with hidden terms or payment structures that strain their budgets. Sezzle’s core product, “pay-in-four,” provides these younger generations, who are newer to credit, with a unique solution to these challenges before they move up the FICO score spectrum and have more repayment history. In addition, as our platform grows and we establish more products, features, and ways to pay, our consumers enjoy a wider variety of financial tools and shopping features that provide viable alternatives to traditional credit cards.

Our Merchants

We offer a unique and user-friendly platform to our directly-integrated merchants. Our easy integration and seamless onboarding allows most merchants to go live on our platform within one day of activation to quickly realize the benefits of partnering with Sezzle. Our merchants benefit from our platform’s network effects through increased access to a deep pool of consumers equipped with our flexible payment product. Additionally, we believe that merchants benefit from associating with an innovative company that shares their consumers’ values across environmental, social, and economic causes.

We provide a toolkit to our merchants to help grow their businesses, which we believe is unmatched among digital payments platforms. All of our merchants are provided complimentary placement in our marketplace presented across both the Sezzle website and mobile app. Additionally, our merchants are offered paid placements on the Sezzle Platform to assist with user acquisition efforts. We provide select merchants with incentives to grow their sales and introduce Sezzle into new merchant categories through initiatives such as Sezzle Spend and co-branded marketing. To eligible merchants, Sezzle also facilitates access to working capital loans up to $150,000 issued by a third-party lender (“Sezzle Capital”). Loans facilitated by Sezzle through Sezzle Capital are unsecured and repayments are based on a percentage of daily sales. To be eligible for a Sezzle Capital loan, the third-party lender requires, at minimum, merchants have at least $1,000 in average monthly sales, have been in business for at least four months, and be incorporated in a country acceptable to the third-party lender.

The ongoing expansion of our platform should continue to enhance the benefits for our merchants. Our integration into scaled e-commerce platforms is expected to give more merchants the opportunity to seamlessly offer Sezzle as a payment option at checkout. Other products on the Sezzle Platform, such as long-term lending and alternative installment options, further enhances our platform’s value for merchants. This all occurs without any credit risk being transferred to the merchant.

Our directly-integrated merchant segments are small-to-medium–sized businesses (“SMB”) and enterprise merchants, each spanning numerous verticals.

SMB

SMB, which we define as merchants with total annual gross sales of less than $500 million, have historically comprised the largest segment of our merchant base. Our fast, easy application process makes onboarding simple, and our user-friendly merchant interface streamlines the integration process. Through Sezzle, these merchants are able to offer their consumers an optimized, effortless checkout process that enables them to complete sales. Included in SMB are a diverse, growing array of “direct-to consumer” brands that are online-first and seek to connect with consumers without the use of secondary retailers, which naturally fits within our core offering. As we build out a larger consumer base, we believe we also enhance our value proposition to this segment by driving increased traffic toward brands that may not otherwise gain exposure through traditional retail channels by creating marketing campaigns designed to increase consumer exposure.

Enterprise Merchants

An ongoing major initiative is greater engagement with enterprise merchants, which we define as merchants with over $500 million in total annual gross sales. The Sezzle pay-in-four product helps these merchants to facilitate a sale by providing access to credit for a consumer who has limited-to-no credit history. Without the Sezzle Platform, the consumer without credit history may otherwise not have completed the purchase, or be rejected after applying for the store’s private label or co-branded credit card. Importantly, we are not competing with a large retailer’s card offering. Instead, we collaborate with these retailers to drive sales and over time serve as a lead generator to consumers who are ready to “graduate” to the retailer’s card program.

Merchant and Partner Concentration

For the years ended December 31, 2024 and 2023, no external party amounted to ten percent or more of our total revenue.

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

Our Employees

Our success to date would not be possible without our dedicated people, who we believe are our greatest asset. Bringing together a team of highly-skilled engineering, product, marketing and business development professionals is imperative to execute our strategy. We do this by creating an inclusive, team-centric culture in which doing the right thing is celebrated. As of December 31, 2024, we had 408 employees (which included 402 full-time employees) working at Sezzle. None of our workers are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Remuneration and Benefits

In addition to competitive base pay, we offer a profit-sharing incentive plan to our Sezzlers. We also offer comprehensive benefits, which includes medical, dental, vision, life insurance, disability insurance, unlimited paid time off, volunteer time off, gym membership discounts, commuter benefits, charitable donation matching, and company-matching retirement plans. In the United States and Canada, a majority of our Sezzlers are granted equity awards under our equity incentive plans. We believe that having our employees own a part of the Company makes everyone more engaged and leads to better overall performance.

Our Business Model

Revenue

We have built a sustainable, transparent business model to align our success is aligned with the financial success of our merchants and consumers. The Sezzle Platform is generally free to consumers who pay on time and use a bank account or non-electronic payment method to make their installment payments, excluding the first payment, unless they choose to pay for one of our two subscription products, elect to use Sezzle On-Demand, or enter into an interest-bearing loan with our third-party partner. Our primary sources of revenue are from merchants, partners, and subscription revenue from consumers.

Our primary source of revenue from merchants is from merchant processing fees, which are based on a percentage of GMV plus a fixed fee per transaction. For our direct integration solution, the purchase price, less merchant processing fees, is paid to merchants by us in advance of collecting installments payments from the consumer. For our virtual card solution, the full purchase price is paid to merchants at the time of sale, and we separately collect merchant processing fees due to us from the merchant to the extent applicable. We assume all costs associated with consumer payment processing and credit risk. We also earn revenue from partners, including interchange fees through our virtual card solution and third-party promotional incentives with. Merchant and partner income comprised 37% and 62% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

Another significant portion of our revenue is derived from subscription revenue. We offer our consumers the ability to subscribe to two paid services: Sezzle Premium and Sezzle Anywhere. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Subscription revenue comprised 30% and 19% of our total revenues for the years ended December 31, 2024 and 2023, respectively.

A smaller portion of our revenue is derived from consumer fees. We do not charge our consumers any interest and do not seek to profit from our consumers’ errors or financial adversity. Any consumer fees that we earn are either from late payment fees charged to a consumer for failing to make a principal payment by its due date, failed payment fees charged to a consumer following a failed principal payment, when a consumer uses a debit or credit card for their installment payments (excluding the first payment), or when consumers elect to reschedule a payment (all of which are pursuant to state law). Consumers are not allowed to make any new purchases with us until all past-due principal and fees are paid. Additionally, consumers are able to reschedule a payment without charge one time, and can subsequently reschedule a payment up to two additional times for a small fee, subject to applicable state laws. We allow qualifying consumers to have fees waived under our hardship and fee forgiveness program.

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

Funding

We have designed a funding strategy that we believe allows us to scale our business and drive rapid growth. Our products are funded through our $150 million revolving credit facility and merchant account payables. Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program, which allows merchants to delay payment from us in exchange for daily incentive payments. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We primarily rely on revolving credit facilities to fund our receivables over time, and do not currently require additional equity contributions to directly fund product growth.

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and GMV in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season. These higher volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters.

Our Competition

We operate in a highly competitive and dynamic industry. Our product offerings face competition from a variety of players, including those who enable transactions and commerce via digital payments, traditional credit cards that have revolving balances, contactless virtual cards, digital wallets, and other BNPL products.

We consider our main competitors to be other BNPL service providers. In the U.S. market, this includes Affirm, Afterpay (a subsidiary of Block, Inc.), Klarna, PayPal’s “Pay Later,” and Zip (formerly QuadPay). In the Canadian market, this includes Klarna, Affirm, and Afterpay. We aim to differentiate our business to consumers by providing a product that is more simple, accessible, and consumer-friendly than our competitors. This includes offering our product to consumers with little-to-no credit history, allowing consumers to shift their repayment schedule once per order for free, and waiving late payment and failed payment fees when the consumer qualifies for our hardship program.

We face intense competitive pressure on the fees we charge our merchants, particularly our enterprise merchants. To stay competitive, we may need to adjust our pricing, offer incentives, enter new market segments, adapt to regulatory changes, or expand the use and functionality of our platform—all of which impact our growth and profitability. We may enter into merchant agreements that require us to make marketing, incentive or other payments to the merchant over the term of the agreement. If we are unable to fulfill our obligations under these merchant agreements, including any payments we have agreed to make with merchants, the merchant may terminate or not renew such agreement.

See “Risks Related to Our Industry - We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects” for further discussion of competition risks.

Our Intellectual Property

Our business depends on our technology and intellectual property rights, including our technological systems and data processing algorithms. We rely on laws in the United States and Canada relating to trade secrets, copyrights, and trademarks to assist in protecting our proprietary rights. Our capacity to leverage our in-house technological systems, data infrastructure, and statistical models is essential for the commercial viability of our enterprise. These critical assets, including our underwriting platform and the data amassed from consumer transactions, underpin our operations.

The development of our proprietary credit risk and fraud detection models represents our commitment to innovation. Led by our data sciences team, these models harness multiple data points to determine the probability of our consumers’ ability to repay us or if a consumer is engaging in fraudulent activities. Through detailed analysis of consumer interactions and transactional data, our models provide valuable insights. Subsequently, our underwriting platform tailors the amount of appropriate lending for each individual consumer, informed by the aforementioned models and a comprehensive evaluation of internal and external data sources.

Once a consumer places an order with us, we closely monitor the credit quality of their order, and our portfolio in general, to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay, and combine these factors to establish an internal, proprietary score as a credit quality indicator, which we call the “Prophet Score.”

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

Our Regulatory Environment

Overview

Various aspects of our business and services are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States including Canada. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number and scope. Failure to comply with these laws, regulations and rules may result in, among other things, revocation of required licenses or registrations, voiding or rescission of lending agreements, class action lawsuits, administrative enforcement actions and civil and/or criminal liability.

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

United States

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) in July 2010. The CFPB has significant authority to regulate consumer financial products and services provided by bank and non-bank entities as well as their respective third-party providers. As a result, we are directly subject regulatory, supervisory and enforcement authority of the CFPB. The CFPB has imposed, and may continue to impose, certain requirements and restrictions on lending practices, including collection practices, which may have a detrimental impact on our business. Under the Dodd-Frank Act, the CFPB has (i) the supervisory authority to conduct on-site examinations of our and our originating bank partner’s businesses on a periodic basis and/or subject us or our originating bank partner to a formal or informal inquiry or investigation and (ii) the enforcement authority to pursue administrative proceedings or litigation for violations of federal consumer laws. See “Risks Related to Our Industry” and Risks Related to Our Regulatory Environment” for more information.

In the United States, the Truth-in-Lending Act ("TILA") and Regulation Z thereunder, administered by the CFPB, require us to provide relevant and informative disclosure of the terms and conditions of our products to all consumers with whom we conduct business and to comply with certain lending practice requirements and restrictions. We are required to comply with Section 5 of the Federal Trade Commission Act (“FTC Act”), which prohibits unfair and deceptive acts or practices (“UDAP”) in or affecting commerce, and analogous provisions in each state; the Consumer Financial Protections Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with consumer financial products and services; the Equal Credit Opportunity Act (“ECOA”) and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or applicable state law; the Fair Credit Reporting Act (“FCRA”), which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts; the Telephone Consumer Protection Act (the “TCPA”), which regulates the use of telephone and texting technology to contact customers; and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”); which protects consumers from misleading or unwanted email messages.

We are subject to the Electronic Fund Transfer Act and Regulation E thereunder, which provides disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ bank accounts, and the detailed timing, notification rules and guidelines administered by the National Automated Clearing House Association (“NACHA”). Transfers of funds for the repayment of loans offered by us or our originating bank partner may be performed by electronic fund transfers, such as ACH transfers. EFTA requires us to make available loan payment methods other than automatic preauthorized electronic fund transfers and prohibits us or our originating bank partner from conditioning the approval of a loan transaction on the consumer’s agreement to repay the loan through ACH transfers.

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

U.S. State Laws and Regulations

We are subject to state licensing and other requirements in each individual U.S. state in which we operate. We possess certain state licenses, registrations and similar filings for lending, brokering, servicing and/or collections to conduct our business and we continuously evaluate whether others are required. The licensing statutes and regulations vary from state to state and have different (i) rules on the type, amount, and manner in which we impose fees, (ii) interest rate limits, (iii) disclosure requirements, (iv) loan term length restrictions, (v) consumer protections, and (vi) prohibitions on other activities. We are subject to supervisory oversight from these state license authorities and periodic examinations.

A substantial majority of the loans facilitated through the Sezzle Platform within the United States are originated by our originating bank partner, WebBank, a Federal Deposit Insurance Company (“FDIC”)-insured Utah state-charted industrial bank (“WebBank”). WebBank originates loans through the Sezzle Platform based on federal law pursuant to Section 27 of the Federal Deposit Insurance Act (“Section 27”). Section 27 allows an FDIC-insured bank such as our originating bank partner to charge interest to consumers on a nationwide basis based on the rate allowed by the state where the bank is located. We rely on our originating banking partner’s authority under federal law to establish interest rates and charge interest on the loans our originating bank partner originates through the Sezzle Platform. The interest rates that are charged to consumers and that form the basis of payments on the loans facilitated through the Sezzle Platform are based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020 (the “Valid-When-Made Rule”). See “Risks Related to Our Regulatory Environment – We rely on our originating bank partner for a substantial majority of the loans facilitated on the Sezzle Platform and if this relationship is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limits, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement” for more information.

Our business may become subject to licensing requirements in states in which we currently do not hold licenses. States may also impose a statutory interest rate on personal consumer loans or impose fee restrictions applicable to the loans originated or serviced through the Sezzle Platform. We continue to monitor how state licensing regulations may apply to our business, and may be required to apply for additional state licenses or modify the terms of loans offered and/or serviced in such states in the future.

Recent Regulatory Developments from the Presidential Transition

Since the new presidential administration took office in January 2025, the new administration has rescinded various executive orders issued by prior administrations and has issued new executive orders and taken other related executive actions, which may impact the regulatory regime in which we operate. In addition, the new administration has taken actions to reduce the number of federal employees and to eliminate certain federal agencies or reduce their authority. For example, in February 2025, the new administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities. Many of the new administration’s policy objectives will require further rule-making actions or other formal steps before they would become law. As a result, there is significant uncertainty regarding whether or how regulations and the agencies that administer and enforce these regulations may change as a result of the actions taken to date and possible future actions by the new administration. Additionally, there may be litigation over such regulatory changes, and if public enforcement decreases as a result of such changes, private litigation over consumer financial products matters may increase.

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

We believe that we are appropriately licensed as a lender and/or have designed our business activities to avoid a licensing requirement in each of the Canadian provinces that require such licenses. We are also generally subject to consumer protection legislation and other laws and our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

Payment and Card Network Rules and Regulations

We are subject to the rules, codes of conduct and standards of Visa, Mastercard and other payment networks and their participants. In order to provide our payment processing services, we must be registered either indirectly or directly as service providers with the payment networks that we use. As such, we are subject to applicable card association and payment network rules, standards and regulations, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations or networks for certain acts or omissions. Card associations and payment networks and their member financial institutions regularly update and generally expand expectations and requirements related to the security of consumer data and environments. Failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our registration with the relevant payment networks and therefore require us to limit, suspend or cease providing the relevant payment processing services. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards, which provides for security standards relating to the processing of cardholder data and the systems that process such data. The failure of our products to comply with PCI DSS requirements may result in the loss of our status as a PCI DSS certified Service Provider and adversely impact our relationship with our merchant partners and their ability to comply with PCI DSS.

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

In the United States, we are subject to the Gramm-Leach-Bliley Act (the “GLBA”) and implementing regulations and guidance thereunder, in addition to applicable privacy and data protection laws in the other jurisdictions in which we carry on business activities or process personal information. Among other requirements, the GLBA imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their nonpublic personal information to nonaffiliated third parties. Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP claims, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security compliance under state UDAAP claims, financial privacy, security and other laws. Regulators and enforcement agencies may receive consumer complaints about us. In the United States, these regulators and agencies include the Financial Crimes Enforcement Network (“FinCEN”), which could subject us to burdensome rules and regulations that could increase costs and use of our resources in order to satisfy our compliance obligations.

An increasing number of states have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) effective January 1, 2023, expanded a consumer’s right with respect to certain sensitive personal information. The CCPA also provides civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. All states require, in varying degrees, companies to notify individuals or government regulators in the event of a data breach impacting such information. We continue to monitor state data privacy legislation and how they may apply to our business. In addition, in Canada, we are subject to the Personal Information Protection and Electronic Documents Act (“PIPEDA”), which governs how companies may collect, use, and disclose personal information of consumers, and other privacy or data security laws of Canada’s provinces with respect to our operations in Canada. PIPEDA is overseen by the Office of the Privacy of Commissioner of Canada. See “Risk Related to Our Regulatory Environment - Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and prospects, or otherwise harm our business” for more information.

Other Applicable Regulations

We are subject to regulations relating to our corporate conduct and the conduct of our business, including securities laws, trade regulations, anti-money laundering (“AML”) laws, Know-Your-Customer (“KYC”) laws as well as anti-corruption legislation. The United States and certain foreign jurisdictions have taken aggressive stances with respect to such matters and have implemented new initiatives and reforms. AML laws and related KYC requirements generally require certain companies to conduct necessary due diligence to prevent and protect against money laundering. AML enforcement activity could result in criminal and civil proceedings brought against companies and individuals, which could have a material adverse effect on our business.

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

Our Sustainability

At our core, we are a stakeholder-centric company. Incorporated as a public benefit corporation under Delaware law and certified as a B Corporation by B Lab, we take pride in our environmental, social, and governance (“ESG”) strategies and strive to achieve our mission to financially empower the next generation. To assess and prioritize which ESG topics are most important to our business and stakeholders, we perform materiality assessments, which have included stakeholder surveys, peer benchmarking, and regulatory risk analyses. Our materiality assessments apply a double materiality methodology, which considers the impact of certain topics on both our business and our stakeholders. The results of these assessments can help us focus our time and effort on ESG topics that have the biggest impacts, risks, and opportunities. To support our assessments, we reference third-party sustainability standards in determining our overall approach to sustainability, including the IFRS’ Sustainability Accounting Standards Board (SASB) standards, the United Nations’ Sustainable Development Goals, and B Lab’s Impact Assessment framework.

B Corporation Update

Upon our initial B Corporation certification in 2021, we had a score of 80.7. We are currently undergoing the recertification process. We anticipate concluding the recertification process in 2025 and retaining our B Corporation certification.

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

Regulators in various jurisdictions in which we operate are showing increasing attention and scrutiny of BNPL arrangements. We may become subject to additional legal or regulatory requirements if laws, regulations, or industry standards, or their interpretations and/or enforcement thereof, change in the future. This risk may relate to regulatory requirements concerning the lending and financing industry generally, BNPL arrangements, consumer protection or consumer finance matters, state lending licensing or other state licensing or registration requirements, data security and privacy, or similar limitations on the conduct of our business. There is a risk that additional or changed legal, regulatory and industry compliance standards may impose significant additional compliance costs, restrict our ability to expand in accordance with our current strategy, restrict some or all of our current business activities in certain jurisdictions, or even make it economically unfeasible for us to continue to operate our business as contemplated or at all. This would likely have a material adverse effect on our business, on our results of operations and financial condition, including by preventing our business from reaching sufficient scale.

We cannot currently assess the likelihood of any future unfavorable legislation or regulations being proposed or enacted that could affect our products and services in the various jurisdictions in which we operate. In January 2025, control of the executive branch of the U.S. government changed as well as some changes in the legislative branch, which may have a significant impact on existing and contemplated financial services laws. Additionally, executive orders and other executive actions, including the new administration’s direction that the CFPB suspend rule-making implementations and cease supervisory activities, have been issued with direct and indirect impacts on financial services regulation. U.S. state regulators also have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules that could adversely impact our business or require us to terminate or modify our operations in a particular state. We closely monitor proposed legislation in the jurisdictions we offer products and services. For more information, see “Risks Related to Our Regulatory Environment.”

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and prospects.

We operate in a highly competitive and dynamic industry with a low barrier to entry, which makes increased competition more likely. Our technology platform faces competition from a variety of existing businesses and new market entrants of consumer credit, including, but not limited to banks, non-bank lenders, retail-based lenders, other financial technology lending platforms, competitors with BNPL products and those who enable transactions and commerce via digital payments, such as mobile wallets, and legacy payment methods, such as debit and credit cards.

Despite any competitive advantage we may have, there is always a risk of new entrants in the market, which may disrupt our business and decrease our market share. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial institutions increasingly seek to innovate their offered services. In addition, deregulation of our industry, including as a result of policies adopted by the new administration, may encourage additional market entrants. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We face competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish our platform, and products and services, from those of our competitors.

Some of our competitors are substantially larger than we are, which gives those competitors advantages we do not have, such as a more diversified product, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross-sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, the ability to acquire competitors, broad-based local distribution capabilities, and lower-cost funding. Our competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market. Further, consumers’ increased usage of BNPL platforms in recent years may encourage more of such competitors that may be in a better position, due to financial and other resources, to attract merchants and customers to their platforms.

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

Our business depends primarily on individual consumers transacting with our merchants through our Sezzle Platform, and the ability of those individual consumers to fully repay to us the resulting loans. These events can be affected by changes in general economic and political conditions, particularly for those macroeconomic conditions that affect consumer spending and consumer credit. For example, consumer spending and consumer credit are affected by economic conditions such as unemployment, consumer confidence, actual or anticipated economic recessions, consumer debt, inflation and deflation, currency exchange rates, tariffs and international trade regulations, taxation, fuel and energy prices and interest rates, downturns or extended periods of uncertainty or volatility, all of which may influence consumer spending and the availability of consumer credit. In weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase merchandise by utilizing our services. Alternatively, consumers may purchase merchandise but become unable or unwilling to repay loans, which would result in an increase of loans that will not be paid on time or at all. As a result, our earnings and cash flows could suffer.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, prospects and share price.

Negative publicity about us or our industry could adversely affect our reputation and the confidence in, and the use of, our platform. Negative publicity may include the transparency, fairness, user experience, quality, and reliability of our platform or point-of-sale lending platforms in general, the effectiveness of our risk model, the setting and charging of merchant and consumer fees, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, originating bank partner, service providers, or others in our industry, the experience of consumers and investors with our Sezzle Platform or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through our platform or other point-of-sale lending platforms for illegal purposes, even if inaccurate. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through our platform or to make payments on their loans.

Risks Related to Our Strategy and Growth

We have a limited operating history and, until recently, a history of operating losses, and we may not achieve or be able to maintain profitability in the future.

We have a limited operating history. Since launching the Sezzle Platform in August 2017, our activities have principally involved raising money to develop our software, products and services (including the Sezzle Platform), as well as adding merchants to the Sezzle Platform and expanding our service offerings to an increasing base of consumers. Similar to many early stage companies, we have accumulated substantial net losses until 2023 when we achieved profitability for the first time. Our operating expenses may increase in the foreseeable future as we seek to continue to grow our business, attract new consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing total revenue sufficiently to offset these higher expenses. We may not be able to maintain profitability on a quarterly or annual basis, and could incur additional losses in the future.

If we fail to maintain our relationships with existing merchant partners, or if we do not attract a diverse mix of merchant partners to our platform, then our business, results of operations, financial condition, and prospects likely would be materially and adversely affected.

We generate total revenue when consumers pay with Sezzle at checkout in e-commerce transactions with our merchants. If we are not able to continue to retain and grow our merchant network, our base of consumers or Gross Merchandise Volume (“GMV”), we will not be able to sustain our business. Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue or GMV on our platform. We derive a portion of our total revenue from merchant processing fees earned from our merchant partners, which is generally charged as a percentage of the transaction volume on our platform. If we are not able to continue to retain and grow our consumer base, we will not be able to increase transaction volumes.

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

We will not be able to continue to attract new consumers or grow our business unless we are able to attract additional merchants and to expand revenue and GMV from existing merchants. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; the promotional marketing incentives we may offer; our ability to sustain our value proposition to merchants for consumer acquisition by demonstrating higher conversion at checkout and increased average order value (“AOV”); the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; our availability and prominence as a payment method on e-commerce platforms; and our ability to perform under our merchant agreements.

If we fail to retain existing merchants or acquire new merchants in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We believe that growth of our business depends, in part, on our ability to continue to cost-effectively grow our GMV by retaining our existing merchants and attracting new merchants. In particular, our partnerships with larger merchants and merchants with a high degree of brand recognition are a key component of our strategy to provide a wide and attractive selection for consumers. If we fail to retain our existing merchants, especially our most popular and larger merchants, or acquire new enterprise merchants, the value of our platform would be negatively impacted.

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

If we fail to retain existing consumers or acquire new consumers in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We believe that growth of our business is dependent, in part, on our ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to the Sezzle Platform. We generate transaction income from consumer fees that are related to processing orders and payments, including Sezzle On-Demand. We also generate subscription revenue when consumers enroll in our optional, paid subscriptions. The attractiveness of the Sezzle Platform as a payment method and our subscription products, depends upon, among other things: ease of use and functionality of the Sezzle Platform, the features and amenities offered through the subscription product, consumer experience and satisfaction, our brand and reputation, and consumer trust.

The process of developing new services or enhancing our existing products and services to compete with technological advances and new digital payment options to retain existing consumers or attract new consumers is complex, costly and uncertain. Difficulties or failures in the development, production, testing and marketing of new products or services may cause consumers to shift away to competitors or other payment options. The acquisition of new consumers is costly and high turnover in our consumer base could result in higher than anticipated overhead costs. All of the foregoing could adversely affect our business, financial condition and our results of operations.

We may not be able to sustain our total revenue growth rate, or our growth rate of related key operating metrics, in the future, and failure to effectively manage growth may adversely affect our financial results.

Although we have historically experienced periods of strong growth in revenue, total income, GMV, employee numbers and consumers, there can be no assurances that such growth will continue at our current rate or at all. Many factors may contribute to a decline in our total revenue growth rate, including increased competition, slowing demand for our products from existing and new consumers, changes in transaction volumes and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. You should not rely on our total revenue or key operating metrics for any prior quarterly or annual period as an indication of our future performance. If our total revenue growth rate declines, our results of operations and financial condition could be materially and adversely affected.

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

We believe that developing, protecting, and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing merchants and consumers to our platform. As competition intensifies, we believe that positive consumer recognition is an important factor in our financial performance. We cannot guarantee that our brand development strategies will accelerate the recognition of our brand or increase total revenue. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and incentives and the experience of merchants and consumers with the Sezzle Platform. Our brand promotion activities may not result in increased total revenue and, even if they do, any increases may not offset the expenses incurred in such promotional activities. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brand, we may lose our existing merchants and consumers to our competitors or be unable to attract new merchants and consumers. Any such loss of existing merchants or consumers, or inability to attract new merchants or consumers, would have a material adverse effect on our business and results of operations.

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

Our business model involves paying merchants for goods upon a consumer’s purchase (less merchant processing fees) before we have received the full payment of the goods from a consumer utilizing the Sezzle Platform. As a result, we require significant cash to support the provision of installments plans to consumers and working capital. Historically, we have relied upon the availability of credit from our lenders to support our business model as we have experienced growth, and believe that we will have a continuing need to do so for the foreseeable future. Our current lending facility matures on April 19, 2027. There can be no assurance that such financing will be extended on favorable terms or at all, or will be sufficient to finance our future capital needs. In addition, on November 13, 2024, we filed a shelf registration on Form S-3 (Registration No. 333-283206), which, subject to applicable SEC rules, can be utilized to issue equity or debt securities.

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

Our existing $150 million revolving credit facility is secured by our consumer notes receivable we choose to pledge and is subject to certain operating covenants. Thus, a significant portion of our funding capacity is in part dependent on our accounts receivable, which can be volatile and, at times, at levels low enough to result in our inability to draw down on a portion of our credit facility. Any material decrease in our accounts receivable could negatively impact our liquidity, which would have an adverse effect on our business, results of operations, and financial condition. In addition, it is possible that our transaction volume will outpace our ability to finance transactions if we do not have sufficient borrowing capacity under our credit facility, which in turn could result in a material adverse effect on our results of operations and financial condition.

To the extent we are required to raise additional financing, turmoil in the capital markets, including the tightening of credit and increased interest rates, may impact our ability to raise financing on terms and at a cost favorable to us. We may be required to raise capital during a weak economy, and have little flexibility to wait for more favorable terms or economic conditions. We are likely to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. Such unfavorable market conditions could have an adverse impact on our ability to fund our operations and capital expenditures in the future. Any adverse change in the terms of our financing, including increased costs, could have a negative impact on our financial condition.

Risks Related to Our Financing Program

Loans facilitated through our platform involve a high degree of financial risk because they are not secured, guaranteed, or insured, and consumers may not view or treat them with the same significance as other loan obligations.

Consumers may not view the loans facilitated through our platform as having the same significance as a loan or other credit obligation arising under more traditional circumstances. If a consumer neglects his or her payment obligations on a loan facilitated through our platform or chooses not to repay his or her loan entirely, it will have an adverse effect on our business, results of operations, financial condition, prospects, and cash flows.

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other debt obligations resulting from increases in base lending rates or structured increases in payment obligations. These competing debt obligations may also be secured by the debtor’s property, which may result in a consumer prioritizing payment of the secured debt obligations over those owed to us. If a consumer defaults on a loan, we may expend additional time and expense yet be unsuccessful in our efforts to collect the amount of the loan. We may also be required to pay credit card processing costs for loan transactions in which we fail to collect from our consumers. Our originating bank partner could decide to originate fewer loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our agreement with our originating bank partner, WebBank, which has originated a substantial majority of loans facilitated by the Sezzle Platform since September 26, 2024, is non-exclusive and subject to early termination by WebBank upon the occurrence of certain events. If this agreement is terminated and we are unable to replace the commitments of WebBank or WebBank, our business, results of operations and financial condition may be adversely impacted.

We rely on WebBank to originate a substantial majority of the loans facilitated by the Sezzle Platform and to comply with various federal and state laws. The agreement with WebBank (the “WebBank Agreement”) is subject to early termination by WebBank upon certain events. Under the WebBank Agreement, WebBank is the exclusive issuer of our card products (including virtual card, subject to a one year transition period), on-demand products, and pay-in-four or pay-in-two consumer loans. The WebBank Agreement does not prohibit WebBank from working with our competitors or from offering competing services. WebBank currently participates in a variety of consumer and commercial financing programs, some of which include, or may in the future include, our competitors. WebBank could terminate the WebBank Agreement or suspend performance of its oblations under the WebBank Agreement immediately upon certain events or could decide to enter into a more favorable relationship with one or more of our competitors. WebBank may not perform as expected under the WebBank Agreement. We could have a disagreement or dispute with WebBank in the future which could negatively impact or threaten our relationship or with other originating banks with whom we may seek to partner.

WebBank is subject to oversight by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UDFI”) and must comply with rules and regulations and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. We are a service provider to WebBank, and as such, we are subject to audit by WebBank and regulatory authorities having jurisdiction over WebBank in accordance with the WebBank Agreement and FDIC guidance related to the management of vendors.

If WebBank were to suspend, limit, or cease its operations, or if our relationship with WebBank were to otherwise terminate or be suspended for any reason, we would need to implement substantially similar arrangement with another bank, originate loans directly, or curtail our operations. If we enter into a relationship with a different originating bank partner, we may not be able to negotiate comparable terms in a timely manner or at all. If we are unable or unwilling to enter into a similar arrangement with another originating banking partner, we will become subject to additional state laws and state licensing requirements. In the event that our relationship with WebBank were terminated or suspended, our business, results of operations, and financial obligations would be adversely impacted.

We rely on the accuracy of third-party data, and inaccuracies in such data may lead to reduced total revenue.

We purchase data from third parties that is critical to our assessment of the creditworthiness of consumers before they are either approved or denied for credit for their purchase from a merchant. We rely third parties to provide is accurate data. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, reducing our transaction volume and potential to earn revenue. Alternatively, we may approve transactions that should have been denied, causing us to experience higher delinquency rates and either lose total revenue, or earn total revenue that may lead to a higher incidence of bad debts. Our inability to collect on certain amounts from consumers due to poor creditworthiness or otherwise would likely have a material adverse effect on our results of operations and financial condition.

Consumer bad debts and insolvency of merchants may adversely impact our financial success.

Our ability to generate profits depends on our ability to put in place and optimize our systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. We do not ordinarily perform credit checks on consumers in connection with the application process, unless consumers join our “Sezzle Up” program and opt-in to send their Sezzle Platform transaction records to credit agencies. Consumer non-payment is a major component of our expenses, and we are exposed to consumer bad debts as a normal part of our operations because we absorb the costs of all uncollectible notes receivable from our consumers. Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to us may materially and adversely impact our results of operations and financial position.

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

Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not do so, or a consumer might allege that they did not do so. This, in turn, can result in claims or defenses against us or any subsequent holder of our installment agreements. One such claim or defense could be made pursuant to a term included in our or our originating bank partner’s installment loan agreement, that is pursuant to the Federal Trade Commission’s Trade Regulation Rule Concerning Preservation of Consumers’ Claims and Defenses (the “Holder in Due Course Rule”). The Holder in Due Course Rule provides that the holder of the consumer credit contract, in our or our originating bank partner’s case the installment loan agreement, is subject to all claims and defenses which the debtor could assert against the seller of goods or services that were obtained with the proceeds of the consumer credit contract. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect our reputation with consumers, and negatively affect our business. Federal and state regulatory authorities may also bring claims against us, including unfair and deceptive acts or practices (“UDAP”) or unfair, deceptive or abusive acts or practices (“UDAAP”) claims, if we fail to provide consumer protections relating to potential merchants actions or disputes.

Our internet-based loan origination processes may give rise to greater risks than paper-based processes.

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

Through the ordinary course of business, we collect, store, process, manage, transfer, and use (collectively, “process”) a wide range of confidential information, including personally identifiable information, for various purposes, including to follow government regulations and to provide services to our consumers and merchants. The information we collect may be sensitive in nature and subject to a variety of privacy, data protection, cybersecurity, and other laws and regulations. Due to the sensitivity and nature of the information we process, we and our third-party service providers may be the targets of, defend against and must regularly respond to cyberattacks, including from malware, phishing or ransomware, physical security breaches, or similar attacks or disruptions. Cyberattacks and similar disruptions may compromise or breach the Sezzle Platform and the protections we use to try to protect confidential information in our possession or control. Breaches of the Sezzle Platform or other Sezzle systems could result in the criminal or unauthorized use of confidential information and could disrupt our platform, result in the failure of our systems to operate as expected, negatively affect our users and merchants and, because the techniques for conducting cyberattacks are constantly evolving and may be supported by significant financial and technological resources (e.g., state-sponsored actors), we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. These risks also reside with third party service providers and partners with whom we conduct business. Our business could be materially and adversely impacted by security breaches of our systems and the data and information of merchants’ and consumers’ data and information.

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

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to process immense amounts of data. As a result, undetected vulnerabilities, errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third parties, especially when updates or new products or services are released.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in the operation of our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

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

To the extent we use or depend on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing laws, regulations, or industry standards, becomes subject to third-party claims of intellectual property infringement misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce total revenue, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and prospects.

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

We partially rely on card issuers or payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. Some payment processors may also choose not to support BNPL solutions; including our products, in which case, the credit cards these processors issue cannot be linked to pay for purchases made through BNPL entities, including Sezzle. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. We are also subject to the Payment Card Industry Data Security Standard

(“PCI DSS”) with respect to the acceptance of payment cards. PCI DSS sets forth security standards relating to the processing of cardholder data and the systems that process such data, and a failure to adhere to these standards can result in fines, limitations on our ability to process payment cards, and impact to our relationship with our merchant partners and their own ability to comply with PCI DSS.

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

Changes to our key operating metrics may negatively affect our business and reputation.

As our products and services change or expand over time, we may revise or cease reporting certain key operating metrics if we determine such metrics are no longer appropriate measures of our performance. We regularly review our processes for calculating these key operating metrics, and from time to time we may make adjustments to improve the accuracy or relevance of these key metrics. Our key operating metrics are calculated using internal company data based on activity we measure and compiled from multiple systems, and we believe to be reasonable methodologies and estimates. If investors, analysts, or customers do not consider our reported measures to be sufficient or to accurately reflect our business, we may receive negative publicity, our reputation may be damaged, and our business may be adversely affected.

Conditions in the capital and credit markets, including higher interest rates, may adversely affect our access to various sources of capital or financing and the cost of capital, which could affect our business activities and earnings.

In periods when the capital and credit markets experience significant volatility, the amounts, sources, and cost of capital available to us may be adversely affected. If sufficient sources of external financing are unavailable to us on cost effective terms, we could be forced to limit our growth activities or take other actions to fund our business activities and repay our debt, such as selling assets. If we are able and choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings and cash flow could be adversely affected.

We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. The interest paid on borrowings under our credit facility is tied to the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”). The facility carries an interest rate of SOFR plus 6.75%. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow. In addition, if we need to repay existing debt during periods of rising interest rates, we could have to liquidate one or more of our assets at times that may not permit realization of the maximum return on such assets. The effect of prolonged interest rate increases could adversely impact our ability to continue to execute on our strategy. As a result, any increase in interest rates could adversely affect our results of operations.

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

Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” that (as defined under U.S. tax laws) exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to certain limitations under Section 382 of the Code. Such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, results of operations, and cash flows.

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

We maintain insurance we consider appropriate for our business needs. However, we may not be insured against all risks, either because appropriate coverage is not available or because we consider the applicable premium and deductibles to be excessive in relation to the perceived benefits that would accrue. Accordingly, we may not be fully insured or insured at all against losses and liabilities that could unintentionally arise from our operations. The incurrence of uninsured or partially insured losses or liabilities could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Regulatory Environment

The BNPL industry is subject to various and complex state and federal laws in the United States and federal, provincial and territorial laws in Canada, and the costs to maintain compliance with such laws and regulations may be significant.

We are subject to a range of state and federal laws and regulations concerning consumer finance that can be highly technical, subject to varying interpretations, and potentially conflict or overlap as they change over time. These laws and regulations include but are not limited to state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Equal Credit Opportunity Act (“ECOA”) which addresses anti-discrimination, the Electronic Fund Transfer Act (“EFTA”) and the rules and guidelines of National Automated Clearing House Association (“NACHA”) which governs the ACH network and electronic money movement, a variety of anti-money laundering and anti-terrorism financing rules, the Telephone Consumer Protection Act (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”) and other laws concerning initiating phone calls or text messages and electronic mail, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to us and the Sezzle Platform in a manner that we do not currently anticipate. While we have developed policies and procedures designed to assist in compliance with laws and regulations applicable to our business, no assurance is given that our compliance policies and procedures will be effective. We may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on our business, results of operations and financial condition.

In Canada, we are subject to a range of federal and provincial laws and regulations including, but not limited to, provincial and territorial consumer finance legislation (including prohibition on late fees, limits on default charges, debt collection laws and requirements), consumer lender licensing or registration laws, consumer contract and credit disclosure laws, credit advertising requirements, e-commerce laws and unfair practices regulation, Canadian sanctions laws, federal and provincial-level private sector privacy laws, federal Canadian anti-spam legislation, federal and provincial human rights legislation, Quebec Charter of French language laws and requirements, and regulation under Payments Canada Rule H1- Pre-Authorized Debit Rules in respect of the acceptance of payments from Canadian bank accounts. We are also subject to FINTRAC guidance and rules in part, and have registered our business under the Retail Payments Activities Act. There is also the potential that we may become subject to additional legal or regulatory requirements if our business operations, strategy or geographic reach expand in the future.

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

In Canada, we are currently licensed as a lender where we believe required. In connection with our business activities, we are also generally subject to consumer protection legislation and other laws and, on that basis, our business is also generally subject to regulatory oversight and supervision from federal and/or provincial regulators in respect of those activities, regardless of whether we have a license. These regulators and enforcement agencies generally act on a complaints-basis and may receive consumer complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of our business activities in whole or in part, or the assertion of private claims and lawsuits against us.

Compliance with these laws and regulations is costly, time-consuming, and limits our operational flexibility. Any failure or perceived failure to comply with any statute, ordinance, regulation, rules and/or guidance may subject us to significant fines, penalties, criminal and civil lawsuits, and enforcement actions in one or more jurisdictions; result in significant compliance costs and licensing requirements, cause us to lose existing licenses or prevent or delay us from obtaining pending licenses; restrict our operations or force us to make changes to our business practices; and incur significant reputational damage. Legal proceedings brought under state consumer protection statutes or under federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC, in particular, may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

We are subject to the regulatory, supervisory, and enforcement authority of the CFPB. Regulations issued by the CFPB or examinations by the CFPB, or changes in such regulations and examinations, could impact our business and financial condition due to, among other things, increased compliance costs or costs due to noncompliance.

Under Title X of the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise providers of consumer financial products and services, including bank and non-banking entities, such as us and our originating bank partner. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for our loan products and services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws that apply to our business.

In 2017, the CFPB issued a final rule under its unfair, deceptive and abusive acts and practices rule-making authority relating to certain installment loans entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the "Rule"). The Rule introduces new limitations on repayment for lenders of certain installment loans. If a consumer has two consecutive failed payment attempts, the lender must obtain a consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. The lender may also be required to provide certain notices to consumers before attempting a first payment withdrawal, an unusual withdrawal and/or after two consecutive failed payment attempts. The Rule is expected to become effective March 31, 2025, and may require changes to our practices and procedures for such loans, which could adversely affect our ability to make such loans and the profitability of such loans. Additionally, any further regulatory changes to the Rule could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations.

In addition to the above, we may become subject to future CFPB rule-making and the enactment of one or more of such regulatory changes, or the exercise of broad regulatory authority by the CFPB over the Company’s business or discretionary consumer financial transactions, generally, could materially and adversely affect our business, results of operations and prospects. See “Risks Related to Our Industry-The BNPL industry has become subject to increased regulatory scrutiny, and our failure to manage our business to comply with new regulations would materially and adversely affect our business, results of operations and financial condition” for more information.

We rely on our originating bank partner for a substantial majority of the loans facilitated on the Sezzle Platform and if this relationship is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limit, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement.

A substantial majority of the loans facilitated through the Sezzle Platform are originated by WebBank, our originating bank partner, and we rely on our originating bank partner model to comply with various federal and state laws in accordance with the Depository Institutions Deregulation and Monetary Control Act of 1980 (“DIDMCA”) and the Valid-When-Made Rule. Pursuant to the DIDMCA, a state-chartered, FDIC-insured bank is permitted to “export” interest rates from the state where the bank is located for loans originated by such bank, regardless of the usury limitations imposed by the state law of the borrower’s residence, unless the borrower’s state has chosen to opt out of the exportation regime. The Valid-When-Made Rule provides, generally, that the determination of whether interest on a loan is permissible under Section 27 is made at the time the loan is made and that interest on a loan permissible under Section 27 shall not be affected by the sale, assignment, or other transfer of the loan, in whole or in part.

While a number of state attorneys general have unsuccessfully challenged the Valid-When-Made Rule, if the legal structure underlying our relationship with WebBank was successfully challenged, we may be in violation of state licensing requirements and state laws regulating interest rates and other aspects of consumer lending. Many states have passed laws, or have proposed laws, capping interest rates on consumer loans at rates that are lower than the annual percentage rate of some the loans originated on the Sezzle Platform. In the event of such a challenge or if our arrangement with our originating bank partner were to change or terminate for any reason, we would need to rely on an alternative bank relationship or originate these loans ourselves and be subject to these interest rate limitations.

In addition, some state legislatures have passed laws, or have proposed or are threatening to propose laws, that opt out of the DIDMCA to prevent out of state, state-chartered, FDIC-insured banks from exporting the interest rate of their state of registration to such state. For example, the State of Iowa opted out in the 1980s and, in 2023, the State of Colorado passed a law to opt out, but this is currently subject to a preliminary injunction that prevents enforcement.

In addition, some state legislatures have passed laws, or have proposed or are threatening to propose laws, to determine the “true lender” with respect to certain loans, including laws that implement a “totality of the circumstances” test or “predominant economic interest” test. There also have been private litigation and government enforcement actions seeking to re-characterize a lending transaction, claiming that another entity was the de facto lender, or true lender, instead of the named lender. These claims are generally based on state lending laws or state common law through which a private litigant or government agency could seek to license, regulate or prohibit the activities of the entity they consider the de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through the Sezzle Platform against us or our originating bank partner could subject us or them to claims for damages, disgorgement, or other penalties.

Any of the foregoing changes in law or interpretation or enforcement of existing laws could impair our relationship with our originating bank partner and could adversely impact our business, results of operations and financial operation.

If loans made by us under our state lending licenses are found to violate applicable state lending or other laws, or if we were found to be operating without having obtained necessary licenses or approvals, it could adversely affect our business, results of operations, financial condition, and prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have obtained lending licenses or made applicable notice filings in certain states, and may in the future pursue obtaining additional licenses or making additional notice filings. The loans we may originate or service on the Sezzle Platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. We cannot assure you that we will be successful in obtaining state licenses in other states or that we have not yet been required to apply for.

The application of certain consumer financial licensing laws to our platform and business is unclear. In addition, licensing requirements may evolve over time. If we were found to be in violation of applicable licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to revocation or suspension of such license or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform.

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

In addition, a number of participants in the consumer finance industry have been and are the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged UDAAP; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. BNPL competitors in the BNPL space are subject to ongoing class action litigation, including allegations of unfair business and deceptive practices, and we may become subject to similar types of litigation in the future. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

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

Furthermore, many jurisdictions in which we operate (and have operated in the past) globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. Numerous U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information, including the California Consumer Privacy Act, California Privacy Rights Act, Minnesota Consumer Data Privacy Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Utah Consumer Privacy Act, Texas Data Privacy and Security Act, Delaware Personal Data Privacy Act, Montana Consumer Data Privacy Act, Iowa Consumer Data Protection Act, Nebraska Data Privacy Act, New Jersey Privacy Act, New Hampshire Expectation of Privacy Act, and Connecticut Data Privacy Act. Internationally, we are currently or have in the past been subject to the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which could lead to increased regulatory scrutiny and business costs, or unintended consumer confusion. It may also increase our potential liability and may inhibit our operations to the extent that such requirements do not allow international transfers of personal information or otherwise restrict our processing of personal information or the availability of personal information to us.

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

Risks Related to Our Corporate Structure

We do not currently intend to pay dividends on our common stock; holders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared nor paid dividends on our common stock and currently have no intention to pay cash dividends on our common stock in the near term. The payment of dividends on our common stock will be at the discretion of our board directors and will depend on our financial condition, operating results, current and anticipated cash needs, the requirements of our current or then-existing debt instruments, and other factors our board of directors deems relevant. As a result, the success of an investment in our common stock will depend entirely upon future appreciation in its value. There is no guarantee that our common stock will maintain its value or appreciate in value.

The trading price of our common stock has been, and may continue to be, volatile.

The trading price of our common stock has experienced substantial volatility and may continue to be volatile. The closing price of our common stock between February 27, 2024 and February 26, 2025 has ranged from a low of $43.85 and a high of $464.00. Various factors have impacted, and may continue to impact, the trading price of our common stock, including but not limited to, the following:
• trading volume or the size of our public float of our common stock;
• previous and future strategic actions and manipulations of the market for our securities by short sellers;
• failure by industry or securities analysts to maintain coverage of us, downgrade of our common stock by analysts or provision of a more favorable recommendation of our competitors;
• failure by analysts to regularly publish research reports or the publication of an unfavorable or inaccurate report about our business;
•changes by external analysts to their financial and operating estimates for our company or our performance relative to third parties' estimates or the expectations;
•forward-looking financial or operating information or financial projections we may provide to the public and any changes in that information or projections or our failure to meet projections;
•the public’s perception of the quality and accuracy of our key operating metrics;
• the public’s reaction to our press releases, other public announcements and filings with the SEC;
•sales, or anticipated sales, of shares of our common stock by us or our stockholders, including our directors and officers;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•adverse resolution of new or pending litigation, claims, or investigations against us;
• announcements by us or our competitors of new products, features, services, technical innovations;
• rumors and market speculation involving us or other companies in our industry; and
• existing, new and evolving regulations in the United States.

We may initiate stock buyback programs in the foreseeable future and, if initiated, we cannot guarantee that such programs will enhance the long-term value of our share price.

During the year ended December 31, 2024, we repurchased approximately $20 million of our common stock in the open market and may repurchase more common stock in the foreseeable future. Stock repurchases could affect the price of our stock and increase volatility in the market. We cannot guarantee that these repurchases will continue or, if we do repurchase additional common stock, if such program will enhance the long-term value of our share price.

Our major stockholder owns a large percentage of our stock and can exert significant influence over us.

Our Chief Executive Officer and Chairman, Charles Youakim is are largest stockholder. As reported in Amendment No. 1 to Mr. Youakim’s Schedule 13D filed with the SEC on February 11, 2025, Mr. Youakim holds approximately 44.2% of all shares of our common stock outstanding and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of our largest stockholder may be different from those of other stockholders. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, our officers and directors the ability to control the management and major strategic investments of our Company as a result of their positions within the Company as our and their ability to control the election or replacement of directors.

Future sales of common stock by our directors and officers could adversely affect the price of our common stock and could, in the future, result in a loss of control of our Company.

Consistent with our securities trading policy, certain of our directors and officers have in the past, and may continue in the future, to sell certain shares of our common stock in compliance with the terms of our securities trading policy. These sales may occur in accordance with the terms of the plan of distribution included in our Registration Statement on Form S-3 (File No. 333-270755) filed with the SEC on July 10, 2024, or in lieu thereof, within the restrictions imposed by Rule 144 under the Securities Act. Sales by insiders could cause our share price to decrease as a result of such sales, and if a large number of shares are sold, could result in a loss of control of our company.

Future sales of common stock by our directors and officers, or their pledgees, as a result of foreclosure could adversely affect the price of common stock and could, in the future, result in a loss of control of our company.
Upon the approval of our Audit & Risk Committee, our directors and officers may pledge shares of common stock as collateral for personal loans or investments in favor of third parties. Depending on the status of the various loan obligations for which the stock would ultimately serve as collateral and the trading price of our common stock, our directors and/or officers, and their affiliates, may experience foreclosure that could result in the sale of the pledged stock, in the open market or otherwise. Sales by these pledgees may not be subject to the volume limitations of Rule 144 of the Securities Act. Even in the absence of shares being sold, the act of pledging shares and the risk of sales of shares may create a misalignment of interests between insider pledgors and the Company’s shareholders, as the insider may be incentivized to take actions that limit his or her exposure to such sales. Either scenario could potentially subject the Company and its insiders to shareholder lawsuits, particularly in an environment of declining share prices. As of the date of this Form 10-K, the only officer or director that has pledged shares of common stock is our Chief Executive Officer and Chairman, Charles Youakim.

Our Chairman and Chief Executive Officer is a party to a loan arrangement pursuant to which he has pledged as collateral a portion of his common stock in our company to an institutional lender, the sale or perceived sale of which may adversely impact the price of our common stock and result in negative publicity.

As reported in Amendment No. 1 to Mr. Youakim’s Schedule 13D filed with the SEC on February 11, 2025, Mr. Youakim reported beneficial ownership of over 2,483,231 shares of our common stock, representing approximately 44.2% beneficial ownership. These shares are eligible for resale into the public market in accordance with the terms of the plan of distribution including in our Registration Statement on Form S-3 (File No. 333-270755) filed with the SEC on July 10, 2024, or in lieu thereof, with the restrictions imposed by Rule 144 under the Securities Act. A large percentage of Mr. Youakim’s common stock in our company is subject to a pledge agreement between himself and Oppenheimer & Co., Inc. (“Oppenheimer”), an institutional lender. Upon the occurrence of certain events that are customary for these types of loans, including satisfaction of minimum margin maintenance requirements in accordance with Oppenheimer’s internal policy or the rules of any organization or agency to which Oppenheimer is subject, Oppenheimer may exercise its rights to require Mr. Youakim to repay the loan proceeds or post additional collateral, and Oppenheimer may exercise its rights to foreclose on, and dispose of, the pledged shares, in each case, in accordance with the agreements by and between Oppenheimer and Mr. Youakim. A foreclosure on, or disposal of, the pledged shares may result in negative publicity, and have an adverse impact to our stock price.

We are an “emerging growth company,” and the reduced U.S. public company reporting requirements applicable to emerging growth companies may make shares of our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, obtaining stockholder approval of any golden parachute payments not previously approved by stockholders, and providing pay versus performance disclosures. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. This Form 10-K does not include all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find shares of our common stock less attractive if we rely on these exemptions. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for shares of our common stock, and the market price of shares of our common stock may be more volatile.

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

Provisions in our Fifth Amended and Restated Certificate of Incorporation (the “Charter”) and our Third Amended and Restated Bylaws (“Bylaws”) could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•only our chairman of the board of directors, our chief executive officer, our president, or a majority of the board of directors are authorized to call a special meeting of stockholders;
•no provision in our Charter or Bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•our Charter authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•certain litigation against us can only be brought in Delaware.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law (“DGCL”), our Charter or our Bylaws, (iv) any action to interpret, apply, enforce, or determine the validity of our Charter or our Bylaws, (v) any action governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our Charter also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall be the exclusive forum for the resolution of any claims arising under the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our Charter related to choice of forum. The choice of forum provisions in our Charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or may make such lawsuits more costly for stockholders. Additionally, the enforceability of choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Risks Related to Our Existence as a Public Benefit Corporation and a Certified B Corporation

We operate as a Delaware public benefit corporation. As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.

As a public benefit corporation, we are required to produce a public benefit and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefits identified by our Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, our business, results of operations, and financial condition.

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

Unlike traditional corporations, in which directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results, and we may be restricted from pursuing certain growth opportunities to the extent not consistent with our public benefit corporation (or B Corporation) status. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect, or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition. To the extent the market ties our stock price to the results of our business, operations and financial results, such material adverse effects would likely cause our stock price to decline.

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company because our directors have a fiduciary duty to consider not only the stockholders’ financial interests, but also our specific public benefit and the interests of other stakeholders affected by our actions and, therefore, our stockholders’ ability to realize a return on their investments through an acquisition may be limited. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial return to investors.

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

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of a company’s outstanding shares or, in the case of a corporation with shares listed on a national securities exchange, the lesser of such percentage or shares with a market value of at least $2 million as of the date the action is filed) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

If we lose our certification as a B Corporation or our publicly reported B Corporation score declines, our reputation could be harmed and our business could be adversely affected.

Certified B Corporation status is a certification by a third party, B Lab, which requires us to consider the impact of our decisions on our workers, customers, supplier, community and the environment. We believe that certified B Corporation status has allowed us to build credibility and trust among our customers. We must satisfy the re-certification requirements when applying for B Certification renewal every three years. We are currently under audit to re-certify as a B Corporation or elect to forego recertification. Any change in our status could create the perception that we are more focused on financial performance and no longer committed to the values shared by certified B Corporations. Further, once certified, we must publish our assessment score on our website. Our reputation could be harmed if our publicly reported B Corporation score declines and there is a perception that we are no longer committed to the certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

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

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Minneapolis, Minnesota where we lease 11,498 square feet of office space pursuant to a lease agreement that expires in June 2029. We also lease a small amount of additional space for our remote workforce to support our operations in North America and the winding down of our operations outside of North America. We believe that these premises are suitable and adequate for our needs now and for the foreseeable future. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders of Record

As of February 25, 2025, there were 6,268 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends. The payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, current and anticipated cash needs, the requirements of our current or then-existing debt instruments and other factors our Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Throughout the three months ended December 31, 2024, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to such common stock purchases made by us during the three months ended December 31, 2024, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
October 1, 2024 through October 31, 2024	6,231	$169.87	—	$—
November 1, 2024 through November 30, 2024	565	391.98	—	—
December 1, 2024 through December 31, 2024	543	318.42	—	—
Total	7,339	$197.96	—	$—

(1)All shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we have built a digital payments platform that provides consumers a flexible alternative to traditional credit. Through our products, we aim to enable consumers to take control of their spending, use credit responsibly, and gain access to financial freedom. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including merchants, consumers, employees, communities, and investors—while continuing to drive ethical and sustainable growth.

The Sezzle Platform offers a payments solution for consumers that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive merchandise at the time of sale while paying in installments over time. Consumers pay a portion of the purchase price at the point of sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We also offer the ability to “pay-in-full” using the Sezzle Platform.

Our product is generally free to consumers who make successful, on-time payments and use a bank account or non-electronic payment method to make their scheduled payments, unless they choose to pay for one of our two subscription products, elect to use Sezzle On-Demand, or enter into an interest-bearing loan with our third-party partner. We make most of our revenue from merchants, partners, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Additionally, through collaboration with a third-party partner we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

We primarily operate in the United States and Canada, and are currently winding down and exiting operations in India and certain countries in Europe.

Factors Affecting Results of Operations

The following key factors have affected our financial performance and are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. Our product is generally free for consumers who pay on time and use a bank account to make their installment payments, excluding their first payment, unless they choose to pay for one of our two optional subscription products, elect to use Sezzle On-Demand, or enter into an interest-bearing loan with our long-term lending partners. Subscription revenue comprised approximately 30% and 19% of our total revenue for the years ended December 31, 2024 and 2023, respectively.

We earn fees from our merchants predominately based on a percentage of the GMV value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant processing fee owed to us, and assume all costs associated with consumer payment processing, fraud, and payment default. We also earn income from partners, including interchange fees through our virtual card solution, promotional incentives with third parties, and marketing revenue earned from affiliates. Merchant and partner income comprised approximately 37% and 62% of our total revenue for the years ended December 31, 2024 and 2023, respectively. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital, which facilitates access to small business loans issued by third-party lender.

Acquisition, Monetization, and Retention of Consumers

Our ability to profitably scale our business relies on the acquisition, monetization, and retention of consumers on the Sezzle Platform. Changes in our consumer base have had, and will continue to have, an impact on our results of operations. The success of our business depends on a consumer base that actively engages with the Sezzle Platform. It is costly for us to acquire consumers; therefore, we aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as our in-app product marketplace, price comparison feature, Payment Streaks, and Sezzle Up. High turnover in our consumer base could result in higher than anticipated overhead costs. There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting.

Additionally, our results of operations are significantly impacted by our success in monetizing our consumer base who use the Sezzle Platform. A majority of our revenue is earned through consumers using the Sezzle Platform as a payment method when making purchases, especially when using the Sezzle Virtual Card, or when consumers choose to enroll in either of our optional, paid subscription services. There is a risk that we may be unable to successfully monetize consumers who actively engage with the Sezzle Platform, which could adversely impact our results of operations.

Product Innovation

Our expanding product suite enables us to further promote our mission of financially empowering the next generation, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2023, we launched Sezzle Anywhere, a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee, and a “pay-in-two” option to certain consumers who are not qualified for our “pay-in-four” product. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks. In 2024, we launched Payment Streaks, a new feature designed to reward consumers for consistent and timely payments. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers. In 2024, we also launched Sezzle On-Demand, which allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

Credit Risk Management

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all credit losses on the credit we extend to our consumers. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate receipt of funds. Because our consumers typically settle 25% of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

We believe our systems and processes are currently effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As the availability of data on consumer repayment behavior grows, we believe we can better optimize our systems and ability to make real-time consumer repayment capability decisions over time. Optimizing repayment capacity decisions of our current and future consumer base is a critical component of our operations, and the optimization of our risk management strategy may influence both our profitability and our provision for credit losses and related charge-offs. We also have a collection strategy where we utilize third-party collection agencies, in addition to our internal collections process, which further helps us lower our loss rates and manage credit risk.

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

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which is affected by changes in general economic conditions. For example, the retail sector is affected by macroeconomic conditions such as unemployment, interest rates, consumer confidence, economic recessions, public health crises, or extended periods of uncertainty or volatility—all of which may influence consumer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend, and may be less likely to purchase products by utilizing our services. This could also cause our credit losses to increase due to consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is further impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, including the cost to comply with such regulations, that have an ongoing impact on our results of operations and financial performance.

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and GMV in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season. These higher volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters.

Key Operating Metrics

Gross Merchandise Volume

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Gross Merchandise Volume ("GMV")	$2,540,237	$1,824,307	$715,930	39.2%

GMV is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. GMV does not represent revenue earned by us, is not a component of our income, nor is included within our financial results prepared in accordance with U.S. GAAP. However, we believe that GMV is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, including our Sezzle Premium and Sezzle Anywhere products, which is an indicator of the utilization and strength of the Sezzle Platform.

The increase of GMV in the current year was primarily from the expansion of our Sezzle Anywhere subscription product, which launched in June 2023, as well as changes to consumer underwriting to further promote customer acquisition and profitable top-line growth.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of December 31,		Change
	2024	2023	#	%
	(in thousands, except percentages)
Active Consumers	2,725	2,601	124	4.8%
Monthly On-Demand Users and Subscribers	707	307	400	129.9%

“Active Consumers” is defined as unique consumers who have placed an order with us within the last twelve months. The increase in Active Consumers was driven by our marketing efforts and changes to our underwriting.

“Monthly On-Demand Users and Subscribers” (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended December 31, 2024, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period. The increase was driven by the continued marketing and adoption of our subscription products, as well as the launch of Sezzle On-Demand.

As of December 31, 2024, we had 0.5 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.2 million unique consumers who placed an On-Demand order during the month ended December 31, 2024.

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

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the loan’s duration using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed.
We also earn income from partners on consumer transactions. This income includes interchange fees through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase and promotional incentives are recognized as they are earned.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers choose to make an installment payment, excluding the first installment, using a card pursuant to state law; when a payment method fails when attempting to make an installment payment; or when consumers pay a finance charge to use Sezzle On-Demand.

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

Net Interest Expense

We incur interest expense on a continuous basis as a result of draws on our revolving line of credit to fund consumer notes receivable as well as our Delayed Settlement Incentive Program, whereby merchants may delay their payments owed by us in exchange for daily incentive payments. The interest paid on borrowings under our line of credit is based on SOFR. Daily incentives paid to merchants under the Delayed Settlement Incentive Program are based on a fixed interest rate.

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

Other Comprehensive Loss

Other comprehensive loss is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Transaction income	$146,776	$109,739	$37,037	33.7%
Subscription revenue	82,222	29,713	52,509	176.7%
Income from other services	42,130	19,905	22,225	111.7%
Total revenue	$271,128	$159,357	$111,771	70.1%

Within transaction income, merchant and partner income totaled $86.5 million and $90.6 million for the years ended December 31, 2024 and 2023, respectively. The decrease in merchant and partner income was a result of higher concentrations of GMV transacted with our subscription products. In addition, transaction income increased as a result of consumer fees, primarily driven by higher GMV relative to the prior year, totaling $60.3 million and $19.2 million for the years ended December 31, 2024 and 2023, respectively.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

The increase in income from other services was driven by higher consumer fee income and increased marketing and advertising revenue. Consumer late payment fees totaled $25.2 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively. The increase in late payment fees was primarily driven by the standardizing of late payment fees and a higher number of orders becoming past due.

Personnel

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Personnel	$51,765	$46,374	$5,391	11.6%

Recorded within personnel, equity based compensation totaled $5.2 million and $6.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in personnel costs was driven by increased headcount and accrued bonuses in the current year, offset against lower equity based compensation when compared to the prior year.

Transaction Expense

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Payment processing costs	$44,872	$31,862	$13,010	40.8%
Affiliate and partner fees	5,124	5,148	(24)	(0.5)%
Other transaction expense	1,368	2,198	(830)	(37.8)%
Transaction expense	$51,364	$39,208	$12,156	31.0%

The increase in payment processing costs was primarily driven by higher GMV during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs. The decrease was a result of fewer consumer and merchant support–related costs during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

Third-Party Technology and Data

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Third-party technology and data	$9,595	$7,816	$1,779	22.8%

Third-party technology and data expenses primarily include cloud-based infrastructure, fraud prevention, underwriting data obtained that resulted in failed loan applications, and consumer engagement. The increase in expense was driven by an increase in utilization of cloud-based infrastructure and other related costs to support the Sezzle Platform, including higher cumulative GMV as well as our expanded suite of product offerings, which provide for general increases in third-party technology costs.

Marketing, Advertising, and Tradeshows

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$9,740	$11,984	$(2,244)	(18.7)%

The decrease in marketing, advertising, and tradeshow costs was primarily from a reduction in contractual obligations to co-market the Sezzle brand with our enterprise merchants and partners, offset against higher marketing and advertising expenses to promote user acquisition during the year ended December 31, 2024.

General and Administrative

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$11,403	$8,588	$2,815	32.8%

The increase in costs was primarily related to higher professional service fees in connection with the growth of our business.

Provision for Credit Losses

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Provision for credit losses	$55,015	$23,187	$31,828	137.3%

As a percentage of total revenue, the provision for credit losses was 20.3% and 14.6% for the years ended December 31, 2024 and 2023, respectively. The increase in credit losses was a result of higher GMV during the year ended December 31, 2024 when compared to the year ended December 31, 2023, as well as changes to consumer underwriting to further promote new consumer acquisition along with profitable top-line growth.

Net Interest Expense

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Net interest expense	$13,762	$15,968	$(2,206)	(13.8)%

The decrease was driven by the lower interest rate on our new line of credit that we entered into on April 19, 2024, offset against higher outstanding borrowings during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

Income Tax (Benefit) Expense

	For the years ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax (benefit) expense	$(11,205)	$611	$(11,816)	Not meaningful

Our effective income tax rate for the years ended December 31, 2024 and 2023 was (16.6%) and 7.9%, respectively. The change was a result of the release of our valuation allowance during the year ended December 31, 2024.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As a result of the positive trends in our net income for the years ended December 31, 2024 and 2023, during the year ended December 31, 2024 we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As a result, we recorded a tax benefit of $28.2 million to reflect the release of our valuation allowance during the year ended December 31, 2024. As of December 31, 2024 and 2023, we maintained a $3.7 million and $32.5 million valuation allowance against our net deferred tax assets, respectively. The remaining valuation allowance recorded as of December 31, 2024 is related to foreign deferred tax assets.

Other Comprehensive Loss

We had ($940,794) and ($3,025) of foreign currency translation adjustments recorded within other comprehensive loss for the years ended December 31, 2024 and 2023, respectively. Foreign currency translation adjustments are a result of the financial statements of our non-U.S. subsidiaries being translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. We expect to record foreign currency translation adjustments in future years and changes will be dependent on fluctuations in foreign currencies of countries in which we have operations.

Liquidity and Capital Resources

For the years ended December 31, 2024 and 2023, our net income was $78.5 million and $7.1 million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of December 31, 2024, we had cash and cash equivalents of $73.2 million, compared to $67.6 million as of December 31, 2023. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of December 31, 2024 and 2023, we had restricted cash of $25.1 million and $3.1 million, respectively.

As of December 31, 2024 and 2023, we had working capital of $151.9 million and $21.8 million, respectively. As of December 31, 2023, our line of credit was classified as a current liability which impacted our reported working capital by $94.4 million. Working capital also increased as a result of higher notes receivable, net, driven by higher GMV at the end of the year ended December 31, 2024 compared to the end of the year ended December 31, 2023. Additionally, as of December 31, 2024 and 2023 we had an unused borrowing capacity on our line of credit of $39.0 million and $3.5 million, respectively.

We believe that our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next twelve months.

Factors Affecting Liquidity and Capital Resources

While we believe that our business will be able to generate enough cash flow from operations and that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs, we cannot provide any assurance. Our ability to meet these needs depends on current economic conditions and other factors, many of which are beyond our control. Material factors that could affect our liquidity and capital resources are consumer delinquencies and defaults, declines in consumer purchases, an inability to access fundraising, macroeconomic conditions, interest rates, and instability of financial institutions. If our capital is insufficient to satisfy our liquidity requirements, we will need to seek additional equity or debt financing. In an increasing interest rate environment, our ability to raise equity or incur debt could be limited, our borrowing costs could increase, we could be subject to tighter covenants, or we could be required to pledge additional collateral as security. If we are unable to raise additional capital or generate the necessary cash flows, our results of operations and financial condition could be materially and adversely impacted.

Cash Flows

The following table summarizes our cash flows:

	For the years ended December 31,
	2024	2023
Net Cash Provided from (Used for) Operating Activities	$40,900,038	$(25,690,433)
Net Cash Used for Investing Activities	(1,463,963)	(1,365,592)
Net Cash (Used for) Provided from Financing Activities	(10,368,109)	28,215,188
Net increase in cash, cash equivalents, and restricted cash	$29,067,966	$1,159,163

Operating Activities

Our largest source of operating cash inflow is receipts from consumers, and our largest source of operating cash outflow is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the year ended December 31, 2024, net cash provided from operating activities totaled $40.9 million as a result of cash inflows of $78.5 million in net income adjusted for $56.9 million of non-cash charges including credit losses, deferred income taxes, equity- and incentive-based compensation, depreciation, and amortization offset against cash outflows of $94.5 million due to changes in our operating assets and liabilities.

Our cash outflow from changes in operating assets and liabilities for the year ended December 31, 2024 was driven by a $89.3 million increase in our notes receivable, which was related to higher transaction volume in the current year and the timing of consumer repayment, which resulted in decreased cash receipts from consumers. Additionally, we had a $12.7 million increase in our other receivables, which was related to the timing of settlement with our originating partner to pay our merchants. Offset against these, we had a $13.1 million increase in our accrued and other liabilities, driven by receiving down payments from consumers prior to purchasing the related receivable from our origination partner, resulting in increased cash receipts from consumers classified as liabilities during the current year.

During the year ended December 31, 2024, cash payments for personnel-related expenses totaled $44.6 million, cash payments for processing costs totaled $44.4 million, and cash interest payments totaled $14.0 million.

During the year ended December 31, 2023, net cash used for operating activities totaled $25.7 million, which was primarily related to cash outflows of $68.4 million due to changes in our operating assets and liabilities, offset against our $7.1 million net income adjusted for $35.6 million of non-cash charges such as credit losses, equity- and incentive-based compensation, depreciation, and amortization. Our cash outflow from changes in our operating assets and liabilities was driven by a $59.4 million increase in our notes receivable, which was related to higher transaction volume and timing of consumer repayment in the current year and resulted in decreased cash receipts from consumers during the year ended December 31, 2023. Additionally, we had a $9.1 million decrease in our merchant accounts payable as a result of the timing of payments to merchants, which resulted in increased cash payments to merchants during the year ended December 31, 2023. Offset against these, we had a $1.4 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash payments during the year ended December 31, 2023 to vendors and personnel. During the year ended December 31, 2023, cash payments for personnel-related expenses totaled $37.2 million, cash payments for processing costs totaled $28.3 million, and cash interest payments totaled $16.4 million.

The change in net cash from operating activities year-over-year was from higher cash receipts from consumers related to our increased profitability during the year ended December 31, 2024.

Investing Activities

Net cash used for investing activities during the year ended December 31, 2024 was $1.5 million, compared to $1.4 million during the year ended December 31, 2023. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash (used for) provided from financing activities during the years ended December 31, 2024 and 2023 was ($10.4) million and $28.2 million, respectively.

Financing cash outflows for the year ended December 31, 2024 were primarily from repurchases and the retirement of shares of common stock made under our stock repurchase plans totaling $20.0 million, repurchases of shares of common stock from employees to cover minimum statutory tax obligations totaling $3.6 million, and payments of debt issuance costs totaling $1.1 million, offset against net proceeds from our line of credit totaling $10.0 million and proceeds from stock option exercises totaling $4.4 million.

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

Loan Commitments

Refer to Note 11. Commitments and Contingencies on the accompanying Notes to the Consolidated Financial Statements for discussion about our direct obligation to purchase loans from our originating partner.

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

Notes Receivables and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumer installment payment plans are generally interest-free and consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. We purchase certain receivables related to installment payment plans extended to consumers in the United States by our originating partner and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due within 42 days of origination.

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

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses, primarily on principal receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate. See Note 3. Notes Receivable and Allowance for Credit Losses on the accompanying Notes to the Consolidated Financial Statements for more information about our notes receivable.

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The Black-Scholes valuation model incorporates assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of our share price. The fair value of restricted stock awards and restricted stock units that vest based on a service condition is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units and recognize forfeitures of awards as they occur. Refer to Note 13. Equity Based Compensation on the accompanying Notes to the Consolidated Financial Statements for further information about our equity based compensation plans.

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

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2024 and 2023, we have not recorded any liabilities for uncertain tax positions.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of December 31, 2024 and 2023, we had a revolving line of credit facility of $150 million and $100 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of December 31, 2024 and 2023, we had $105 million and $95 million, respectively, outstanding under our line of credit. For the year ended December 31, 2024, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.8 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the year.

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

Foreign Currency Risk

During the ordinary course of business, we enter into certain transactions denominated in the Canadian dollar, which exposes us to foreign currency exchange rate risk. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. We considered historical trends in foreign currency exchange rates and concluded it was reasonably possible that a 10% change in exchange rates could occur in the near term. If a hypothetical 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currency of the entities in which they were recorded at the balance sheet date, it would not have a material impact on our financial results. At this time, we have not entered into derivatives or other financial instrument transactions in an attempt to hedge our foreign currency exchange risk due to its immaterial nature. In the future, we may enter into such transactions should our exposure become more substantial.

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the years ended December 31, 2024 and 2023 would have resulted in an additional foreign currency translation adjustment of approximately $1.5 million and $1.8 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sezzle Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sezzle Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
February 27, 2025

Consolidated Balance Sheets

	As of December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$73,185,252	$67,624,212
Restricted cash, current, including amounts held by variable interest entity (“VIE”) of $4,095,855 and $2,868,011, respectively	4,849,582	2,993,011
Notes receivable	190,665,266	142,885,682
Allowance for credit losses	(26,103,421)	(12,253,041)
Notes receivable, net, including amounts held by VIE of $152,174,296 and $125,188,900, respectively	164,561,845	130,632,641
Other receivables, net	3,629,182	1,571,728
Prepaid expenses and other current assets	11,392,782	6,223,274
Total current assets	257,618,643	209,044,866
Non-Current Assets
Internally developed intangible assets, net	2,441,611	1,898,470
Operating right-of-use assets	800,424	994,476
Restricted cash, non-current	20,275,310	82,000
Deferred tax asset, net of $3,741,900 and $32,450,807 valuation allowance, respectively	16,905,315	—
Other assets	330,742	625,471
Total Assets	$298,372,045	$212,645,283

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$68,966,667	$74,135,491
Other payables	7,455,416	5,261,436
Deferred revenue	4,234,224	2,643,230
Other current liabilities	25,020,936	10,847,624
Line of credit, net of unamortized debt issuance costs of $619,094, held by VIE	—	94,380,906
Total current liabilities	105,677,243	187,268,687
Non-Current Liabilities
Long term debt	—	250,000
Operating lease liabilities	823,071	981,692
Line of credit, net of unamortized debt issuance costs of $1,008,441, held by VIE	103,991,559	—
Warrant liabilities	—	967,257
Other non-current liabilities	44,743	1,083,323
Total Liabilities	210,536,616	190,550,959

Commitments and Contingencies (see Note 11)

Stockholders' Equity
Common stock, $0.00001 par value; 750,000,000 shares authorized; 5,797,732 and 5,826,206 shares issued, respectively; 5,622,579 and 5,697,517 shares outstanding, respectively	2,085	2,085
Additional paid-in capital	188,586,688	186,015,079
Treasury stock, at cost: 175,153 and 128,689 shares, respectively	(9,390,893)	(5,755,961)
Accumulated other comprehensive loss	(1,587,793)	(646,999)
Accumulated deficit	(89,774,658)	(157,519,880)
Total Stockholders' Equity	87,835,429	22,094,324
Total Liabilities and Stockholders' Equity	$298,372,045	$212,645,283

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income

	For the years ended December 31,
	2024	2023
Total revenue	$271,127,890	$159,356,772

Operating Expenses
Personnel	51,764,964	46,373,915
Transaction expense	51,364,347	39,207,768
Third-party technology and data	9,595,106	7,815,915
Marketing, advertising, and tradeshows	9,739,763	11,984,019
General and administrative	11,403,468	8,587,781
Provision for credit losses	55,014,676	23,186,973
Total operating expenses	188,882,324	137,156,371

Operating Income	82,245,566	22,200,401

Other Income (Expense)
Net interest expense	(13,761,645)	(15,968,380)
Other income, net	354,487	1,933,450
Fair value adjustment on warrants	(1,261,556)	(455,962)
Loss on extinguishment of line of credit	(259,706)	—
Income before taxes	67,317,146	7,709,509

Income tax (benefit) expense	(11,205,165)	611,487

Net Income	78,522,311	7,098,022

Other Comprehensive Loss
Foreign currency translation adjustment	(940,794)	(3,025)

Total Comprehensive Income	$77,581,517	$7,094,997

Net income per share*:
Basic	$13.98	$1.27
Diluted	$13.13	$1.25

Weighted-average shares outstanding*:
Basic	5,618,497	5,606,087
Diluted	5,981,795	5,678,527

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share and per-share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares*	Amount						Total
Balance at January 1, 2023	5,478,470	$2,083	$179,054,368	$—	$(4,072,752)	$(643,974)	$(165,496,479)	$8,843,246
Adoption of Accounting Standards Update No. 2016-13	—	—	—	—	—	—	878,577	878,577
Issuance of additional shares related to reverse stock split	6,245	—	—	—	—	—	—	—
Equity based compensation	—	—	3,313,659	—	—	—	—	3,313,659
Stock option exercises	16,343	—	26,996	—	—	—	—	26,996
Restricted stock issuances and vesting of awards	296,510	3	3,620,056	—	—	—	—	3,620,059
Repurchase of common stock	(100,051)	(1)	—	—	(1,683,209)	—	—	(1,683,210)
Foreign currency translation adjustment	—	—	—	—	—	(3,025)	—	(3,025)
Net income	—	—	—	—	—	—	7,098,022	7,098,022
Balance at December 31, 2023	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324

	Common Stock		Additional Paid-in Capital	Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount						Total
Balance at January 1, 2024	5,697,517	$2,085	$186,015,079	$—	$(5,755,961)	$(646,999)	$(157,519,880)	$22,094,324
Equity based compensation	—	—	3,317,374	—	—	—	—	3,317,374
Stock option exercises	74,863	1	3,918,461	—	—	—	—	3,918,462
Warrant exercises	50,198	1	400,740	—	—	—	—	400,741
Restricted stock issuances and vesting of awards	140,766	1	1,875,228	—	—	—	—	1,875,229
Stock subscriptions receivable related to stock option exercises	658	—	38,848	(38,848)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	—	38,848	—	—	—	38,848
Conversion of warrant liabilities to stockholders' equity	—	—	2,228,813	—	—	—	—	2,228,813
Repurchase and retirement of common stock	(294,959)	(3)	(9,207,855)	—	—	—	(10,777,089)	(19,984,947)
Repurchase of common stock	(46,464)	—	—	—	(3,634,932)	—	—	(3,634,932)
Foreign currency translation adjustment	—	—	—	—	—	(940,794)	—	(940,794)
Net income	—	—	—	—	—	—	78,522,311	78,522,311
Balance at December 31, 2024	5,622,579	$2,085	$188,586,688	$—	$(9,390,893)	$(1,587,793)	$(89,774,658)	$87,835,429

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023
Operating Activities:
Net income	$78,522,311	$7,098,022
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	965,404	855,803
Provision for credit losses	55,014,676	23,186,973
Provision for other credit losses	10,605,064	3,351,966
Equity based compensation and restricted stock vested	5,192,603	6,933,718
Amortization of debt issuance costs	525,617	732,029
Impairment losses on long-lived assets	47,962	42,247
Fair value adjustment on warrants	1,261,556	455,962
(Gain) Loss on sale of fixed assets	(54,699)	25,621
Loss on extinguishment of line of credit	259,706	—
Deferred income taxes	(16,905,315)	—
Changes in operating assets and liabilities:
Notes receivable	(89,288,635)	(59,364,299)
Other receivables	(12,669,607)	(2,390,165)
Prepaid expenses and other assets	(4,997,491)	(1,219,639)
Merchant accounts payable	(4,344,867)	(9,115,285)
Other payables	1,951,291	1,120,852
Deferred revenue	1,594,933	1,126,966
Accrued and other liabilities	13,145,254	1,416,863
Operating leases	74,275	51,933
Net Cash Provided from (Used for) Operating Activities	40,900,038	(25,690,433)

Investing Activities:
Purchase of property and equipment	(69,760)	(81,609)
Internally developed intangible asset additions	(1,394,203)	(1,283,983)
Net Cash Used for Investing Activities	(1,463,963)	(1,365,592)

Financing Activities:
Proceeds from line of credit	107,426,901	54,849,000
Payments to line of credit	(97,426,901)	(24,849,000)
Payments of debt issuance costs	(1,106,281)	(128,598)
Proceeds from stock option exercises	3,918,462	26,996
Stock subscriptions collected related to stock option exercises	38,848	—
Proceeds from warrant exercises	400,741	—
Repurchase of common stock	(23,619,879)	(1,683,210)
Net Cash (Used for) Provided from Financing Activities	(10,368,109)	28,215,188

Effect of exchange rate changes on cash	(1,457,045)	17,402
Net increase in cash, cash equivalents, and restricted cash	29,067,966	1,159,163
Cash, cash equivalents, and restricted cash, beginning of period	70,699,223	69,522,658
Cash, cash equivalents, and restricted cash, end of period	$98,310,144	$70,699,223

Noncash investing and financing activities:
Conversion of warrant liabilities to stockholders' equity	$2,228,813	$—
Lease liabilities arising from obtaining right-of-use assets	—	1,059,263

Supplementary disclosures:
Interest paid	$14,046,830	$16,362,536
Income taxes paid	4,765,512	452,426

See the accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Sezzle Inc. (“Sezzle”, the “Company”, “we”, “us”, or “our”) is a technology-enabled payments company based in the United States with operations in the United States and Canada. We are a Delaware Public Benefit Corporation formed on January 4, 2016. We offer our payment solution in-store and at online retail stores, connecting consumers with merchants via a proprietary payments solution that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive the goods or services now while paying over time in interest-free installments.

Merchants turn to us to tap into our existing user base, offering merchants the ability to increase sales, increase conversion rates, increase spend per transaction, increase purchase frequency, and reduce return rates, all without bearing any credit risk. We are a high-growth, networked platform that benefits from a mutually beneficial relationship between merchants and consumers.

Our core product allows consumers to make purchases and split the payment for the purchase over four equal, interest-free payments over six weeks. The consumer makes the first payment at the time of checkout and makes the subsequent payments every two weeks thereafter. With our direct integration solution, the purchase price, less merchant processing fees, is paid to merchants by us in advance of collecting the installments from the consumer. For our virtual card solution, the full purchase price is paid to merchants at the time of sale, and we separately collect merchant processing fees due to us from the merchant to the extent applicable.

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

Our notes receivable are derived from extending credit to consumers, which exposes us to the risk of credit losses. Changes in economic conditions may result in higher credit losses. To help mitigate our credit risk, we establish individually tailored credit lines for our consumers. The allowance for credit losses is adequate for covering any potential losses on outstanding notes receivable. Refer to Note 3. Notes Receivable and Allowance for Credit Losses for more information. No consumer accounted for more than 10% of net notes receivable as of December 31, 2024 and 2023.

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

Cash and Cash Equivalents

We consider all money market funds and other highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We accept Automated Clearing House ("ACH"), Electronic Funds Transfer ("EFT"), debit card, and credit card payment methods from consumers to settle receivables, and these transactions are generally processed through third parties. The payments due from the third parties are generally settled within three days of initiation.

Restricted Cash

We are required to maintain restricted cash balances in accordance with certain agreements.

For our line of credit agreement, we maintain restricted cash in a bank account where access to funds are controlled by our line of credit provider. On a regular basis, cash is deposited into the restricted bank account and subsequently made available to us through periodic settlement. Cash deposits to the restricted bank account include cash received from pledged receivables, including consumer payments and affiliate partner payments. The minimum balance consists of accrued interest on the drawn credit facility, accrued interest on the unused portion of the credit facility, and accrued management fees charged by our line of credit providers. We are permitted to withdraw cash from the bank account provided we meet certain requirements of the line of credit. We are also required to maintain minimum balances in deposit accounts to fund merchants using our virtual card solution and to cover consumer card chargebacks. These accounts are classified as current restricted cash on the consolidated balance sheets.

Additionally, we are required to maintain minimum cash balances in reserve accounts pursuant to agreements with various third parties. During the year ended December 31, 2024 we entered into an agreement with an independent chartered financial institution (“originating partner”) in which we are required to maintain a collateral account. The cash balances within these accounts are classified as non-current restricted cash on the consolidated balance sheets.

Notes Receivables and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumer installment payment plans are generally interest-free and consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. We purchase certain receivables related to installment payment plans extended to consumers in the United States by our originating partner and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due within 42 days of origination.

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

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses, primarily on principal receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate. See Note 3. Notes Receivable and Allowance for Credit Losses for more information about our notes receivable.

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

Internally Developed Intangible Assets

We capitalize costs incurred for web development, software developed for internal use, and software products that are marketed to others. The costs capitalized primarily relate to direct labor costs for employees and contractors working directly on software development and implementation. Software developed for internal use is eligible for capitalization once it is determined that the project is being designed or modified to meet internal business needs; the project is ready for its intended use; the total estimated costs to be capitalized exceed $1,000; and there are no plans to market, sell, or lease the project. Software products that are marketed to others are eligible for capitalization once technological feasibility of the computer software product is established.

Amortization is provided using the straight-line method, based on the useful lives of the intangible assets as follows:

	Years	Method
Internal use software	3	Straight-line
Marketed software	3	Straight-line
Website development costs	3	Straight-line

Amortization expense is recorded within general and administrative on the consolidated statements of operations and comprehensive income. See Note 5. Internally Developed Intangible Assets for further information.

We review the carrying value of internally developed intangible assets for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairments for the years ended December 31, 2024 and 2023 were not material. Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive income.

As of December 31, 2024 and 2023, we have not renewed or extended the initial determined life for any of our recognized internally developed intangible assets.

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

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2024 and 2023, we have not recorded any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs are expensed as incurred and consist of traditional marketing, digital marketing, sponsorships, promotional product expenses, and contractual obligations to co-market the Sezzle brand. Such costs were $8,998,067 and $11,636,719 for the years ended December 31, 2024 and 2023, respectively, and were recorded within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income.

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of stock options and restricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The Black-Scholes valuation model incorporates assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of our share price. The fair value of restricted stock awards and restricted stock units that vest based on a service condition is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units and recognize forfeitures of awards as they occur. Refer to Note 13. Equity Based Compensation for further information about our equity based compensation plans.

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

We measure the value of our money market securities based on Level 1 inputs. Our warrant liabilities were valued using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities was the expected volatility of our common stock. Refer to Note 9. Warrants for the changes in fair value of the warrant liabilities and quantitative information regarding the Level 3 fair value measurement of the warrant liabilities.

Our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents:
Money market securities	$15,437	$—	$—	$15,437	$14,432	$—	$—	$14,432

Liabilities:
Warrant liabilities	$—	$—	$—	$—	$—	$—	$967,257	$967,257

The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$73,169,815	$73,169,815	$—	$—	$73,169,815
Restricted cash(2)	25,124,892	25,124,892	—	—	25,124,892
Notes receivable, net	164,561,845	—	—	164,561,845	164,561,845
Total assets	$262,856,552	$98,294,707	$—	$164,561,845	$262,856,552
Liabilities:
Long term debt	$—	$—	$—	$—	$—
Line of credit, net	103,991,559	—	103,991,559	—	103,991,559
Total liabilities	$103,991,559	$—	$103,991,559	$—	$103,991,559

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$67,609,780	$67,609,780	$—	$—	$67,609,780
Restricted cash(2)	3,075,011	3,075,011	—	—	3,075,011
Notes receivable, net	130,632,641	—	—	130,632,641	130,632,641
Total assets	$201,317,432	$70,684,791	$—	$130,632,641	$201,317,432
Liabilities:
Long term debt	$250,000	$—	$250,000	$—	$250,000
Line of credit, net	94,380,906	—	94,380,906	—	94,380,906
Total liabilities	$94,630,906	$—	$94,630,906	$—	$94,630,906

(1)Excludes $15,437 and $14,432 as of December 31, 2024 and 2023, respectively, relating to money market securities that are reported at fair value.
(2)Includes both restricted cash, current and restricted cash, non-current as disclosed on the consolidated balance sheets.

Segments

Segments are components of a company that have discrete financial information available and are regularly evaluated by a chief operating decision maker (“CODM”) to assess performance and decide how resources are allocated. Our Chief Executive Officer is considered to be the CODM, and our operations comprise one reportable segment, primarily deriving revenue from our payment processing platform in North America. Our CODM manages business activities on a consolidated basis and uses consolidated net income, as reported on the consolidated statements of operations and comprehensive income, to evaluate financial performance, allocate resources, and monitor budget versus actuals. The measure of segment assets is reported on the consolidated balance sheets as total assets. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations and comprehensive income. There are no significant concentrations by state or geographical location.

Foreign Currency

We work with international merchants, creating exposure to gains and losses from foreign currency exchanges. (Losses) gains from foreign exchange rate fluctuations that affected our net income totaled ($66,475) and $207,647 for the years ended December 31, 2024 and 2023, respectively. Foreign currency exchange gains and losses are recorded within other income, net, on the consolidated statements of operations and comprehensive income.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Under ASC 830, if our assets and liabilities are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive loss. Foreign currency translation adjustment losses totaled $940,794 and $3,025 for the years ended December 31, 2024 and 2023, respectively.

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

Variable Interest Entity

Our primary source of funding consumer receivables is through a secured line of credit. We sell a portion of our notes receivable to a wholly owned, bankruptcy-remote special purpose entity (the “SPE”), which then pledges such receivables as collateral for our line of credit. We continue to service all receivables sold and pledged to the SPE. The amount we can borrow under our line of credit is dependent on the amount of eligible, pledged notes receivable we have sold to the SPE. While we serve as a limited guarantor for the SPE and are subject to certain financial covenants, our line of credit provider does not have full recourse against our general credit and may absorb losses in the event of default if the cash receipts related to our pledged notes receivables are not sufficient to repay the outstanding line of credit balance. Refer to Note 8. Line of Credit for more information about our line of credit and the relationship between our line of credit and our notes receivable.

We are required to evaluate the SPE for consolidation, which we have concluded is a VIE. We have the ability to direct the activities that most significantly impact the economic performance of our wholly owned SPE. We also have the obligation to absorb losses and the right to proceeds related to the pledged notes receivable in the SPE, exposing us to losses and returns that could potentially be significant. As such, we have determined that we are the primary beneficiary of the SPE and are required to consolidate the entity as a VIE.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our total assets, total liabilities, net income, or total comprehensive income.

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
		January 1, 2024	The adoption of this ASU did not have a material impact on our consolidated financial statements. We updated our disclosures in this Note 1 of the accompany notes to the consolidated financial statements to provide additional information about our Chief Operating Decision Maker and how they evaluate our financial performance and allocate resources.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements

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
Year ended December 31, 2025
We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will include the enhanced disclosure requirements in our 2025 annual consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires, in the notes to the consolidated financial statements, the disaggregation of certain expenses within relevant expense captions in tabular format, incremental qualitative disclosures about expenses, and the disclosure of total selling expenses.	Year ended December 31, 2027	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will include the enhanced disclosure requirements in our 2027 annual consolidated financial statements.

There are additional new accounting pronouncements issued by the FASB that we have not yet adopted. We do not believe any of these additional accounting pronouncements will have a material impact on the consolidated financial statements or disclosures.

Note 2. Total Revenue

Total revenue was $271,127,890 and $159,356,772 for the years ended December 31, 2024 and 2023, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other services.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase and promotional incentives are recognized as they are earned. Merchant and partner income totaled $86,450,752 and $90,586,149 for the years ended December 31, 2024 and 2023, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers choose to make an installment payment, excluding the first installment, using a card pursuant to state law; when a payment method fails when attempting to make an installment payment; or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $60,325,218 and $19,152,908 for the years ended December 31, 2024 and 2023, respectively.

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

Income from Other Services

Income from other services includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $25,242,756 and $9,742,652 for the years ended December 31, 2024 and 2023, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the years ended December 31, 2024 and 2023 was as follows:

	2024			2023
	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$103,504,832	$43,271,138	$146,775,970	$87,099,569	$22,639,488	$109,739,057
Subscription revenue	—	82,221,555	82,221,555	—	29,713,062	29,713,062
Income from other services	28,227,441	13,902,924	42,130,365	11,631,041	8,273,612	19,904,653
Total revenue	$131,732,273	$139,395,617	$271,127,890	$98,730,610	$60,626,162	$159,356,772

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $3,769,126 and $3,340,150 as of December 31, 2024 and 2023, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $4,189,724 and $2,643,230 as of December 31, 2024 and 2023, respectively. All deferred revenue as of December 31, 2023 was recognized during the year ended December 31, 2024.

Income from other services that falls under the scope of ASC Topic 310 primarily relates to late payment fees. Such fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible. Income from other services that fall under the scope of ASC 606 comprises a single performance obligation which is satisfied immediately and not deferred.

For the years ended December 31, 2024 and 2023, no external party amounted to ten percent or more of our total revenue.

Note 3. Notes Receivable and Allowance for Credit Losses

As of December 31, 2024 and 2023, our notes receivable at amortized cost was comprised of the following:

	2024	2023
Notes receivable, gross	$194,434,392	$146,225,832
Deferred transaction income	(3,769,126)	(3,340,150)
Notes receivable, amortized cost	$190,665,266	$142,885,682

Deferred transaction income is primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 34 days as of December 31, 2024 and 2023.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of December 31, 2024 and 2023 was as follows:

	2024			2023
	Amortized cost basis by year of origination
	2024	2023	Total	2023	2022	Total
A	$57,944,812	$—	$57,944,812	$47,752,196	$—	$47,752,196
B	74,998,912	521	74,999,433	58,815,920	257	58,816,177
C	57,646,517	221	57,646,738	35,832,476	2,708	35,835,184
No score	74,283	—	74,283	482,125	—	482,125
Total amortized cost	$190,664,524	$742	$190,665,266	$142,882,717	$2,965	$142,885,682

The amortized cost basis of our notes receivable by delinquency status as of December 31, 2024 and 2023 was as follows:

	2024	2023
Current	$161,870,392	$129,681,699
1–28 days past due	15,303,283	6,808,467
29–56 days past due	6,267,154	3,015,612
57–90 days past due	7,224,437	3,379,904
Total amortized cost	$190,665,266	$142,885,682

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the year ended December 31, 2024 and 2023 is as follows:

	For the years ended December 31,
	2024	2023
Balance at beginning of period	$12,253,041	$10,223,451
Adoption of Accounting Standards Update No. 2016-13	—	(878,577)
Provision for credit losses	55,014,676	23,186,973
Charge-offs	(43,915,334)	(24,006,322)
Recoveries of charged-off receivables	2,751,038	3,727,516
Balance at end of period	$26,103,421	$12,253,041

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

Net charge-offs by year of origination for the year ended December 31, 2024 is as follows:

	2024	2023	2022	2021	2020	Total
Current period gross charge-offs	$(31,070,923)	$(12,829,670)	$(11,331)	$(3,410)	$—	$(43,915,334)
Current period recoveries	562,583	1,321,110	403,826	355,573	107,946	2,751,038
Current period net charge-offs	$(30,508,340)	$(11,508,560)	$392,495	$352,163	$107,946	$(41,164,296)

Note 4. Other Receivables

As of December 31, 2024 and 2023, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

	2024	2023
Late payment fees receivable, net	$993,142	$548,649
Receivables from merchants	698,442	1,023,079
Receivables from originating partner	1,937,598	—
Other receivables, net	$3,629,182	$1,571,728

Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of December 31, 2024 and 2023, gross late payment fees receivable totaled $6,269,529 and $1,821,002, respectively.

Our late payment fees receivable are considered past due when the principal associated with the order has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. We maintain an allowance for other credit losses at a level necessary to absorb expected credit losses on late payment fees receivable from our consumers. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for other credit losses. Any adjustment to the allowance for other credit losses is recognized in net income through an offset to total revenue on our consolidated statements of operations and comprehensive income. Payments recovered after 90 days are recognized as a reduction to the allowance for other credit losses in the period the receivable is recovered.

The activity in the allowance for credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the year ended December 31, 2024 and 2023 was as follows:

	For the years ended December 31,
	2024	2023
Balance at beginning of period	$1,272,353	$980,713
Provision for other credit losses	10,605,064	3,351,966
Charge-offs	(7,092,220)	(3,668,673)
Recoveries of charged-off receivables	491,190	608,347
Balance at end of period	$5,276,387	$1,272,353

Due to the nature of late payment fees, we monitor the credit quality of the receivables based on delinquency status. Late payment fees receivable were $5,986,271 delinquent and $283,158 current as of December 31, 2024, and $1,758,567 delinquent and $62,435 current as of December 31, 2023. Both charge-offs and recoveries during the year ended December 31, 2024 and 2023 relating to prior year loan originations was not material.

Receivables from merchants primarily represent amounts due to us from our long-term lending partners for processing applications and referring potential consumers to them. Such transactions are settled with the merchant for the full purchase price at the point of sale and we separately invoice our long-term lending partners for the fees due to us. Expected losses on merchant processing fees receivable are minimal, therefore, there is no allowance for credit losses recorded.

Receivables from originating partner represents amounts due to us from our originating partner that will be used to settle outstanding merchant accounts payable on orders originated by them.

Note 5. Internally Developed Intangible Assets

As of December 31, 2024 and 2023, internally developed intangible assets, net, consisted of the following:

	2024	2023
Internally developed intangible assets, gross	5,064,091	3,742,236
Less accumulated amortization	(2,622,480)	(1,843,766)
Internally developed intangible assets, net	$2,441,611	$1,898,470

Amortization expense relating to internally developed intangible assets was $857,798 and $666,104 for the years ended December 31, 2024 and 2023, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive income.

Note 6. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $49,291,861 and $53,616,718 were recorded within the DSIP balance as of December 31, 2024 and 2023, respectively. The average annual percentage yield and related interest expense was 4.89% and $2,515,231, and 4.31% and $2,587,908 for the years ended December 31, 2024 and 2023, respectively. Effective December 20, 2024, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily.

Delayed payments are due on demand, up to $250,000 during any seven day period, at the request of the merchant. Any request larger than $250,000 is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 7. Other Current Liabilities

As of December 31, 2024 and 2023, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

	2024	2023
Consumer down payments on unpurchased originating partner receivables(1)	$9,221,006	$—
Accrued operational expenses	6,725,197	5,341,450
Accrued personnel expenses	8,978,533	5,448,858
Operating lease liabilities	96,200	57,316
Other current liabilities	$25,020,936	$10,847,624

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 8. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $105,000,000 and $95,000,000 as of December 31, 2024 and 2023, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of December 31, 2024 and 2023, we had pledged $168,425,520 and $131,379,797 of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $38,965,811 and $3,534,848 as of December 31, 2024 and 2023, respectively.

Expenses related to our lines of credit for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Interest expense on utilization	$11,247,303	$13,424,888
Interest expense on unused daily amounts	264,237	106,870
Amortization of debt issuance costs	525,617	732,029

For the years ended December 31, 2024 and 2023, our lines of credit carried an effective annual interest rate of 11.25% and 16.78%, respectively.

2022 Credit Agreement

On October 14, 2022, we entered into a secured revolving credit facility (the “2022 Credit Agreement”) with Bastion Funding IV, LLC and other certain lenders. The 2022 Credit Agreement had a borrowing capacity of up to $100,000,000 and a maturity date of October 14, 2024. The borrowing base was 75% of pledged, eligible notes receivable. Our 2022 Credit Agreement referenced “Adjusted SOFR,” which was defined as the 3-month Term U.S. Federal Reserve Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262%. The 2022 Credit Agreement carried an interest rate of Adjusted SOFR plus 11.5%, with an Adjusted SOFR floor rate of 1.0%. Interest on borrowings was due on collection dates as specified in the loan agreement, typically every two weeks. We incurred an unused facility fee of 0.50% per annum on the difference between the maximum borrowing capacity and the amount outstanding. We were also required to maintain a minimum outstanding balance of $50,000,000 prior to January 31, 2023, and $75,000,000 between January 31, 2023 and March 30, 2023. Beginning on March 31, 2023, we were required to maintain a minimum outstanding balance of $80,000,000.

The 2022 Credit Agreement contained customary representations, warranties, affirmative and negative covenants, financial covenants, events of default (including upon change of control or upon collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants included restrictions regarding incurrence or guarantee of additional indebtedness, incurrence of liens, making investments or other restricted payments, acquiring assets or subsidiaries, selling assets, paying dividends or distributions, repurchasing or redeeming capital stock, transacting with affiliates, engaging in liquidations or mergers, and making changes to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. The financial covenants required us to meet financial tests related to tangible net worth, liquidity, and leverage. We were in compliance with all of our covenants as of December 31, 2023.

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

Our 2024 Credit Agreement carries an interest rate of SOFR plus 6.75%, with a SOFR floor rate of 2.0%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically monthly. We incur an unused facility fee of 0.5% per annum on the difference between the maximum borrowing capacity and the amount of principal outstanding. We are also required to maintain a minimum outstanding balance of $60,000,000.

The 2024 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default (including upon change of control or collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants limit our ability to incur or guarantee additional indebtedness; make investments or other restricted payments; acquire assets or form or acquire subsidiaries; create liens; sell assets; pay dividends or make other distributions or repurchase or redeem capital stock; engage in certain transactions with affiliates; enter into agreements that restrict the creation or incurrence of liens other than liens securing the new 2024 Credit Agreement and related documents; engage in liquidations, mergers, or consolidations; and make any material amendment, modification, or supplement to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. We are also subject to financial covenants, which require us to meet financial tests related to collection rates, default rates, leverage, tangible net worth, and liquidity. We were in compliance with all of our covenants as of December 31, 2024.

In connection with entering into the 2024 Credit Agreement, we recognized a $259,706 loss on the extinguishment of our 2022 Credit Agreement primarily related to unamortized debt issuance costs.

Note 9. Warrants

On October 14, 2022, in connection with entering into the 2022 Credit Agreement, we issued our lenders warrants to purchase up to 54,610 shares of our common stock as consideration for the revolving credit facility. These warrants were exercisable until October 14, 2029 at an exercise price of A$18.62 per share. The warrants were denominated in Australian dollars and therefore were not considered indexed to the Company’s stock given our functional currency is the U.S. dollar. Therefore, we recognized the warrants as a liability on the consolidated balance sheets and revalued the warrants to their fair value as of each reporting date.

On February 23, 2024, in connection with our delisting from the ASX, we amended the strike price of all outstanding warrants originally denominated in Australian dollars to U.S. dollars. As a result of the amendment, the warrants were no longer subject to foreign currency fluctuations and became considered indexed directly to our stock price and, on the date of amendment, we converted the warrants from a liability to stockholders’ equity within the consolidated balance sheets. The amount converted totaled $2,228,813.

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

The activity related to our warrant liabilities during the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Balance at beginning of period	$967,257	$511,295
Fair value remeasurement loss	1,261,556	455,962
Conversion of warrant liabilities to stockholders’ equity	(2,228,813)	—
Balance at end of period	$—	$967,257

The fair value remeasurement loss was recognized within other income (expense) on the consolidated statements of operations and comprehensive income.

As of December 31, 2023, the weighted average exercise price for the warrants was $12.69. During the year ended December 31, 2024, all 54,610 warrants were exercised into 50,198 shares of common stock, with 4,412 shares withheld to cover the exercise price on certain exercises during the period. As of December 31, 2024, we had no warrants outstanding. No warrants were cancelled during the year ended December 31, 2024.

Note 10. Income Taxes

The components of income before taxes for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
United States	$64,783,058	$6,949,525
International	2,534,088	759,984
Total	$67,317,146	$7,709,509

The components of income tax (benefit) expense for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Current tax expense
Federal	$2,869,487	$421,237
Foreign	831,823	—
State	1,998,840	190,250
Total current tax expense	5,700,150	611,487
Deferred tax expense
Federal	(13,418,365)	—
Foreign	(19,552)	—
State	(3,467,398)	—
Total deferred tax expense	(16,905,315)	—
Income tax (benefit) expense	$(11,205,165)	$611,487

The components of the net deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,927,557	$21,713,610
Allowance for credit losses	7,690,645	3,141,395
Equity based compensation	865,427	802,100
Research and experimental expenditures	734,640	412,699
Lease liability	246,043	285,415
Startup costs	7,285	8,339
Accruals	1,668,260	922,553
Nondeductible interest	2,070,071	5,691,795
Other	61,293	60,819
Total net deferred tax assets	21,271,221	33,038,725
Valuation allowance	(3,741,900)	(32,450,807)
Deferred tax liabilities:
Depreciation and amortization	(394,773)	(291,252)
Right-of-use asset	(229,233)	(296,666)
Total net deferred tax liabilities	(624,006)	(587,918)
Net deferred tax asset (liability)	$16,905,315	$—

A reconciliation of our provision for income taxes at the federal statutory rate to the reported income tax provision for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Computed "expected" tax benefit	21.0%	21.0%
State income tax benefit, net of federal tax effect	3.5	5.8
Nondeductible equity based compensation	(1.8)	10.2
Other permanent differences	1.2	1.7
Change in valuation allowance	(41.9)	(30.9)
Foreign rate differentials and other	1.4	0.1
Income tax (benefit) expense	(16.6)%	7.9%

As of December 31, 2024, we had federal, state tax effected, and foreign net operating loss carryforwards of approximately $15,330,635, $966,225, and $16,277,680, respectively. The federal net operating loss carryforwards have an indefinite life and may be used to offset 80% of a future year’s taxable income. The state net operating losses will carryforward for between 5 years and indefinitely and begin to expire in 2027.

Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in our equity ownership. We do not believe an ownership change under Section 382 has occurred.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. During the year ended December 31, 2024, we identified significant pieces of positive evidence, including our three-year cumulative taxable income, which is objective and verifiable, and consideration of our expected future taxable income. Based on our assessment, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable and, as a result, released the valuation allowance recorded against U.S. federal and state deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2024, we maintained a valuation allowance of $3,741,900 recorded against foreign deferred tax assets. The change in valuation allowance was ($28,708,907) and ($2,417,403) for the years ended December 31, 2024 and 2023, respectively.

We file income tax returns in U.S. federal and state jurisdictions, Canada, and certain countries in Europe. We do not believe a material uncertain tax position exists as of December 31, 2024. Based on our assessment of many factors, including past experience and complex judgements about future events, we do not currently anticipate significant changes in our uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, we recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2024, we had no accrued interest and penalties. Our federal and state tax returns are open for review going back to the 2021 tax year.

We have determined that our foreign earnings are expected to be indefinitely reinvested in the foreseeable future, and therefore, no deferred tax liability has been recognized on these earnings.

Note 11. Commitments and Contingencies

Loan Commitments

On September 27, 2024, we entered into a five-year strategic partnership program with our originating partner by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement, effective September 27, 2024. We have a direct obligation to purchase receivables extended to consumers by our originating partner. During the year ended December 31, 2024, the total order value of loans purchased from our originating partner was $709,171,582, and the carrying value of the receivables on those purchases totaled $519,821,979. As of December 31, 2024, the total order value of loans we had an obligation to purchase from our originating partner was $34,585,116, and the carrying value of the receivables on those obligations totaled $25,364,110.

Note 12. Stockholders’ Equity

Repurchase of Common Stock

We retain a portion of shares issuable in satisfaction of vested restricted stock units to cover minimum statutory withholding tax obligations for employees. As of December 31, 2024, we had withheld 175,153 shares at a value totaling $9,390,893. As of December 31, 2023, we had withheld 128,689 shares at a value totaling $5,755,961. We recognize these amounts as treasury stock, at cost, within the consolidated balance sheets as a reduction to stockholders’ equity.

Repurchase and Retirement of Common Stock

During the year ended December 31, 2024, we repurchased 294,959 shares in the open market under our stock repurchase plans, as described in our Current Reports on Form 8-K filed on December 22, 2023 and June 24, 2024, at a value totaling $19,984,947. All shares repurchased under our stock repurchase plans were subsequently retired. We recognized the repurchase amounts in excess of par as a reduction to additional paid-in capital (based on the pro rata portion of additional paid-in capital on the same issue) and accumulated deficit.

Note 13. Equity Based Compensation

We issue incentive and non-qualified stock options, restricted stock units, and restricted stock awards to employees and non-employees with vesting requirements varying from six months to four years. We utilize the Black-Scholes valuation model for valuing stock option issuances and the grant date fair value for valuing restricted stock issuances.

Equity based compensation expense, including vesting of restricted stock units, totaled $5,192,603 and $6,933,718 for the years ended December 31, 2024 and 2023, respectively. Equity based compensation expense is recorded within personnel on the consolidated statements of operations and comprehensive income.

2016 Employee Stock Option Plan

We adopted the 2016 Employee Stock Option Plan on January 16, 2016. The number of awards authorized for issuance under the plan was 263,158. We had 47,496 and 61,292 options issued and outstanding under the plan as of December 31, 2024 and 2023, respectively. We had no restricted stock awards issued and outstanding as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, 13,269 and 16,768 options were exercised into 13,269 and 16,343 shares of common stock, respectively. The differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2019 Equity Incentive Plan

We adopted the 2019 Equity Incentive Plan on June 25, 2019. The number of awards authorized for issuance under the plan was 684,211. We had 118,642 and 186,739 options issued and outstanding as of December 31, 2024 and 2023, respectively. We had no restricted stock units issued and outstanding as of December 31, 2024 and 2023. During the year ended December 31, 2024, 63,312 options were exercised into 60,812 shares of common stock. During the year ended December 31, 2023, no options were exercised. The differences between options exercised and common stock issued are due to shares withheld to cover exercise costs.

2021 Equity Incentive Plan

We adopted the 2021 Equity Incentive Plan on June 15, 2021. The number of awards authorized for issuance under the plan as of December 31, 2024 was 1,241,665. As of December 31, 2024 and 2023, we had 16,210 and 5,675 options issued and outstanding, respectively. We had 315,365 and 353,971 restricted stock units issued and outstanding as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, 1,440 options were exercised into 1,440 shares of common stock. During the year ended December 31, 2023, no options were exercised.

The following tables summarize the options issued, outstanding, and exercisable under our equity based compensation plans as of December 31, 2024 and 2023:

	For the year ended December 31, 2024
	Number of Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	253,706	$62.01	$1,146,614	5.85
Granted	12,045	68.26	—	—
Exercised	(75,521)	53.85	8,845,013	—
Canceled	(7,882)	136.89	—	—
Outstanding, end of year	182,348	62.57	35,742,964	5.07
Exercisable, end of year	169,493	61.47	33,424,576	4.78
Expected to vest, end of year	12,855	$77.06	$2,318,388	8.91

	For the year ended December 31, 2023
	Number of Options*	Weighted Average Exercise Price*	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	296,650	$59.28	$686,035	6.14
Granted	—	—	—	—
Exercised	(16,343)	1.90	203,269	—
Canceled	(26,601)	72.85	—	—
Outstanding, end of year	253,706	62.01	1,146,614	5.85
Exercisable, end of year	232,041	56.42	1,139,545	5.72
Expected to vest, end of year	21,665	$121.85	$7,069	7.30

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

The following table represents the assumptions used for estimating the fair values of stock options granted to our employees, contractors, and non-employees under the Black-Scholes valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

	2024	2023
Risk-free interest rate	4.37%	0.00%
Expected volatility	140.69%	0.00%
Expected life (in years)	6.00	0.00
Weighted average estimated fair value of options granted	$63.19	$—

Restricted stock award and restricted stock unit transactions during the years ended December 31, 2024 and 2023 are summarized as follows:

	For the year ended December 31, 2024		For the year ended December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares*	Weighted Average Grant Date Fair Value*
Unvested shares, beginning of year	356,603	$21.32	342,940	$30.02
Granted	134,601	71.94	356,679	18.00
Vested	(143,398)	32.96	(293,878)	25.09
Forfeited or surrendered	(32,441)	34.18	(49,138)	35.35
Unvested shares, end of year	315,365	$47.22	356,603	$21.32

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

During the year ended December 31, 2024, employees and non-employees received restricted stock units totaling 133,451 and restricted stock awards totaling 1,150. Vesting of restricted stock units totaled 140,766. The shares underlying the restricted stock units granted in 2024 were assigned a weighted average fair value of $71.94 per share, for a total value of $9,683,196. The restricted stock issuances are scheduled to vest over four years.

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

As of December 31, 2024, the total compensation cost related to non-vested awards not yet recognized is $11,713,478 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.8 years. As of December 31, 2023, the total compensation cost related to non-vested awards not yet recognized is $7,508,560 and is expected to be recognized over the weighted average remaining recognition period of approximately 2.5 years.

Note 14. Employee Benefit Plan

During the years ended December 31, 2024 and 2023, we sponsored a defined contribution 401(k) plan for eligible U.S. employees. Participants in the plan can elect to defer a portion of their eligible compensation, on a pre- or post-tax basis, subject to annual statutory contribution limits. During the years ended December 31, 2024 and 2023, we also sponsored a defined contribution Registered Retirement Savings Plan (“RRSP”) for eligible Canadian employees. Participants in the RRSP can elect to defer a portion of their eligible compensation on a pre-tax basis, subject to annual statutory contribution limits. Assets under both plans are held separately from ours in funds under the control of a third-party trustee.

We match employee contributions on a dollar-for-dollar basis, up to six percent of their eligible compensation under both plans. During the years ended December 31, 2024 and 2023, we incurred expenses of $1,572,317 and $1,347,195, respectively, related to matching contributions. Such expenses were recorded within personnel in the consolidated statements of operations and comprehensive income.

Note 15. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options, assumed vesting of restricted stock units, and exercise of warrants (if dilutive). Diluted net income per share was computed using the treasury stock method for warrants, stock options, and restricted stock units.

The following table presents the calculation of basic and diluted net income per share:

	For the years ended December 31,
	2024	2023
Numerator:
Net income	$78,522,311	$7,098,022

Denominator*:
Basic shares:
Weighted-average shares outstanding	5,618,497	5,606,087
Diluted shares:
Stock options	112,891	66,841
Restricted stock units	250,407	—
Warrants	—	5,599
Weighted-average shares outstanding	5,981,795	5,678,527

Net income per share:
Basic	$13.98	$1.27
Diluted	$13.13	$1.25

*Effective May 11, 2023, we performed a 1-for-38 reverse stock split. Share amounts have been retroactively restated.

Because their effect would have been anti-dilutive, 31,132 and 301,465 shares were excluded from the denominator of diluted net income per share for the years ended December 31, 2024 and 2023, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As of December 31, 2024, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable law.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On September 16, 2024, Mr. Paradis' spouse entered into a Rule 10b5-1 trading arrangement (the "Spousal Plan") that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Spousal Plan provides for the potential sale of up to 55,500 shares of the Company's common stock, between an estimated start date of January 2, 2025, until termination of the Spousal Plan on September 12, 2025, or earlier if all transactions under the Spousal Plan are completed. The Spousal Plan was amended on December 2, 2024 (the "Amended Spousal Plan") to reduce the number of shares of Company's common stock subject to the Spousal Plan to 12,000 shares of Company common stock, with an estimated start date of April 1, 2025, until termination of the Amended Spousal Plan on September 12, 2025. As of the date hereof, no shares of Common Stock have been sold under the Amended Spousal Plan.

On December 3, 2024, Amin Sabzivand, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Sabzivand Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Sabzivand Plan provided for the potential sale of 10,000 shares of common stock of the Company, between an estimated start date of February 26, 2025, until termination of the Sabzivand Plan on August 29, 2025, or earlier if all transactions under the Sabzivand Plan were completed. The Sabzivand Plan was terminated on December 6, 2024 and a new Rule 10b5-1 trading arrangement was executed (the “Updated Sabzivand Plan”) for the potential sale of up to 17,000 shares of Company common stock, with an estimated start date of March 10, 2025 until termination of the Updated Sabzivand Plan on September 30, 2025, or earlier if all transactions under the Updated Sabzivand Plan are completed. The Updated Sabzivand Plan is intended to satisfy the defense conditions of Rule 10b5-1(c). As of the date hereof, no shares of common stock have been sold under the Updated Sabzivand Plan.

However, our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

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

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-41781	11/22/2024
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/2021
4.1	Description of Capital Stock				X
10.1	Revolving Credit and Security Agreement dated as of April 19, 2024 among Sezzle Funding SPE II, LLC, the lenders from time to time party thereto and Bastion Funding VI LP, as administrative agent.	8-K	001-41781	4/22/2024
10.2	Amendment No. 1 to Revolving Credit and Security Agreement	10-Q	001-41781	11/8/2024
10.3	Amendment No. 2 to Revolving Credit and Security Agreement	10-Q	001-41781	11/8/2024
10.4	Pledge and Guaranty Agreement dated as of April 19, 2024 by and between Sezzle Funding SPE II Parent, LLC, as pledgor, and Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.5	Limited Guaranty and Indemnity Agreement dated as of April 19, 2024 by Sezzle Inc. for the benefit of Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.6	Amendment No. 1 to Limited Guaranty and Indemnity Agreement	8-K	001-41781	6/24/2024
10.7	Amendment No. 2 to Limited Guaranty and Indemnity Agreement				X
10.8	Amended and Restated Loan and Receivables Sale Agreement	10-Q	001-41781	11/8/2024
10.9	Amended and Restated Marketing and Servicing Agreement	10-Q	001-41781	11/8/2024
10.10	Form of Warrant Agreement	8-K	000-56267	10/18/2022
10.11	Office Lease by and between 601 Minnesota MT LLC and Sezzle Inc., dated June 9, 2023.	10-K	001-41781	2/29/2024
10.12	Form of Indemnification Agreement	10-K	001-41781	2/29/2024
10.13	Form of Director Agreement	10-12G/A	000-56267	10/25/2021
10.14	Employment Agreement between Sezzle Inc. and Charles Youakim, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.15	Employment Agreement between Sezzle Inc. and Paul Paradis, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.16	Employment Agreement between Sezzle Inc. and Karen Hartje, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.17	Sezzle 2016 Employee Stock Option Plan #	10-12G/A	000-56267	10/25/2021
10.18	Sezzle 2019 Equity Incentive Plan #	10-12G	000-56267	4/13/2021
10.19	Sezzle 2021 Equity Incentive Plan #	10-12G/A	000-56267	10/25/2021
10.20	Form of Notice of Option Award #				X
10.21	Form of Notice of RSU Award #				X
10.22	Agreement for B Corporation Certification dated as of March 22, 2021 by and between Sezzle Inc. and B Lab Company	10-12G/A	000-56267	10/25/2021

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.23	Form of Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement	10-12G/A	000-56267	10/25/2021
19.1	Securities Trading Policy				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of Baker Tilly US, LLP, independent registered public accountants				X
24.1	Powers of Attorney (see signature page hereto)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Clawback Policy - Executive Officers				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: February 27, 2025	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 27, 2025	By:	/s/ Karen Hartje
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

Signature	Title	Date

/s/ Kyle Brehm	Non-Executive Director	February 27, 2025
Kyle Brehm

/s/ Stephen East	Non-Executive Director	February 27, 2025
Stephen East

/s/ Karen Hartje	Chief Financial Officer	February 27, 2025
Karen Hartje	(Principal Financial Officer)

/s/ Justin Krause	SVP of Finance and Financial Controller	February 27, 2025
Justin Krause	(Principal Accounting Officer)

/s/ Paul Paradis	President and Executive Director	February 27, 2025
Paul Paradis

/s/ Karen Webster	Non-Executive Director	February 27, 2025
Karen Webster

/s/ Charles Youakim	Chief Executive Officer and Chairman	February 27, 2025
Charles Youakim	(Principal Executive Officer)

Exhibit 4.1
DESCRIPTION OF COMMON STOCK
General

As of December 31, 2024, Sezzle Inc. (the “Company”) has its common stock registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The following description summarizes certain important terms of our common stock set forth in our Fifth Restated Certificate of Incorporation (the “Charter”), and our Third Amended and Restated Bylaws (“Bylaws”). Because it is only a summary, it does not contain all the information that may be important to you. For a complete description of the matters set forth in this description, you should refer to our Charter and Bylaws, each as may be amended from time to time and filed as exhibits to our Annual Reports on Form 10-K, and to the applicable provisions of Delaware law, including the Delaware General Corporation Law (“DGCL”).

The total amount of our authorized capital stock consists of 750,000,000 shares of common stock, $0.00001 par value per share and 750,000,000 shares of preferred stock, $0.00001 par value per share.

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

Except as otherwise required under the DGCL or provided for in our Charter, all matters other than the election of directors will be determined by a majority of the votes cast on the matter and all elections of directors will be determined by a plurality of the votes cast.

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

Removal of directors — Our Bylaws provide that any director may be removed either with or without cause at a special meeting of stockholders duly called and held for such purpose.

Amendment of Bylaws — Our Bylaws provide that the bylaws may be adopted, amended or repealed by the stockholders entitled to vote, but we may confer the power to adopt, amend or repeal our Bylaws upon our directors in our Charter. Our Charter provides that our board of directors is expressly authorized to adopt, amend, alter, or repeal our Bylaws.

Size of the Board, Resignations and Board Vacancies — Our Bylaws provide that the number of directors shall consist of not less than one and not more than seven directors affixed from time to time by resolution or vote of the board of directors. Any director may resign at any time upon notice given in writing to the Company. Vacancies and newly-created directorships shall be filled exclusively by vote of a majority of the directors then in office, even if less than a quorum, or by a sole remaining director, except that any vacancy created by the removal of a director by the stockholders for cause shall be filled by vote of a majority of the outstanding shares of our common stock. No decrease in the number of directors constituting the board of directors shall shorten the term of any incumbent director. Directors so chosen or elected shall hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Special stockholder meetings — Our Bylaws provide that special meetings of our stockholders may be called, according to the applicable law, by the board, the Chairperson of the board, the Chief Executive Officer, or the President.

Exhibit 4.1
Requirements for advance notification of stockholder nominations and proposals — Our Bylaws establish advance notice procedures with respect to nomination of candidates for election as directors and other business to be properly brought before an annual stockholder meeting.

No cumulative voting — The DGCL provides that stockholders are denied the right to cumulative votes in the election of directors unless the company’s certificate of incorporation providers otherwise. Our Charter does not provide for cumulative voting.

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

Anti-Takeover Provisions

Provisions of the DGCL, our Charter and our Bylaws could make it more difficult to acquire us by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, summarized below, could discourage certain types of coercive takeover practices and takeover bids that the board may consider inadequate, and encourage persons seeking to acquire control of the Company to first negotiate with our board. We believe that the benefits of increased protection of our ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in an improvement of their terms.

These provisions include:

Special Meetings of Stockholders — Our Charter and Bylaws provide that, except as otherwise required by law, special meetings of the stockholders may be called only by our board of directors, the Chairman of the board of directors, the Chief Executive Officer or the President.

Advance Notice Procedures. — Our Bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given our Secretary timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our Bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our Bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of the company.

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

Exhibit 4.1
Choice of Forum — Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware (or, if, and only if, the Court of Chancery of the State of Delaware dismisses a Covered Claim (as defined below) for lack of subject matter jurisdiction, any other state or federal court in the State of Delaware that does have subject matter jurisdiction) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the following types of claims: (i) any derivative claim brought in the right of the Company, (ii) any claim asserting a breach of a fiduciary duty to the Company or the Company’s stockholders owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any claim against the Company arising pursuant to any provision of the DGCL, our Charter or Bylaws, (iv) any claim to interpret, apply, enforce or determine the validity of our Charter or our Bylaws, (v) any claim against the Company governed by the internal affairs doctrine, and (vi) any other claim, not subject to exclusive federal jurisdiction and not asserting a cause of action arising under the Securities Act, as amended, brought in any action asserting one or more of the claims specified in clauses (a)(i) through (v) herein above (each a “Covered Claim”). This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act.

Our Charter further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our Charter provides that any person or entity purchasing or otherwise acquiring any interest in the shares of capital stock of the Company will be deemed to have notice of and consented to these choice-of-forum provisions and waived any argument relating to the inconvenience of the forums in connection with any Covered Claim.

The choice of forum provisions contained in our Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. While the Delaware courts have determined that such choice of forum provisions are facially valid, it is possible that a court of law in another jurisdiction could rule that the choice of forum provisions contained in our Charter are inapplicable or unenforceable if they are challenged in a proceeding or otherwise, which could cause us to incur additional costs associated with resolving such action in other jurisdictions.

The provisions of Delaware law, our Charter and our Bylaws could have the effect of discouraging others from attempting hostile takeovers and, as a consequence, they may also inhibit temporary fluctuations in the market price of our common stock that often result from actual or rumored hostile takeover attempts. These provisions may also have the effect of preventing changes in the composition of our board and management. It is possible that these provisions could make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

Corporate Opportunities

Our Charter provides that we renounce any interest or expectancy of the Company in, or being offered an opportunity to participate in, any matter, transaction or interest that is presented to, or acquired, created or developed by, or which otherwise comes into the possession of (i) any director of the Company who is not an employee of the Company or any of its subsidiaries, or (ii) any holder of preferred stock or any partner, member, director, stockholder, employee or agent of any such holder, other than someone who is any employee of the Company or any of its subsidiaries (collectively, “Covered Persons”), unless such matter, transaction or interest is presented to, or acquired, created or developed by, or otherwise comes into the possession of, a Covered Person expressly and solely in such Covered Person’s capacity as a director of the Company.

Limitations on Liability and Indemnification of Officers and Directors

Our Charter limits the liability of our directors to the fullest extent permitted by the DGCL or any other law of the state of Delaware and our Bylaws provide that we may indemnify our directors and our officers that are appointed by the board of directors to the fullest extent permitted by applicable law.

Rights on Liquidation or Winding Up

In the event of any liquidation, dissolution or winding-up of our affairs, holders of our common stock will be entitled to share ratably in our assets that are remaining after payment or provision for payment of all of our debts and obligations, including any rights of the preferred stockholder.

Exhibit 4.1
Public Benefit Corporation Status

We are incorporated in Delaware as a public benefit corporation as a demonstration of our long-standing commitment to financial education and helping young adults with their approach to personal finances, as well as creating alternative means for consumers. Our status as a public benefit corporation compels our leadership to manage against the aligned goals of creating a positive impact on the community at large and serving the public good in addition to maximizing profit for stockholders. Public benefit corporations are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit or benefits they will promote and their directors have a duty to manage the affairs of the public benefit corporation in a manner that balances the pecuniary interests of its stockholders, the best interests of those materially affected by the public benefit corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations are also required to publicly disclose at least biennially a report that assesses their public benefit performance and may elect in their certificate of incorporation to measure that performance against an objective third-party standard. We did not elect to measure performance against an objective third-party standard, and we instead expect that our board of directors will measure our benefit performance against the objectives and standards determined appropriate by our board of directors.

When determining the objectives and standards by which our board of directors will measure our public benefit performance, our board of directors may consider, among other factors, whether the objectives and standards:

i.Adequately assess the effect of our operations upon the interests of our employees, consumers, merchants, local communities in which our officers are located, and the local and global environment;
ii.Are comparable to the objectives and standards created by independent third parties who evaluate the public benefit performance of other public benefit corporations; and
iii.Are appropriately transparent for public disclosure, including disclosing the process by which revisions to the objectives and standards are made and whether such objectives and standards present real or potential conflicts of interests,

We do not believe that an investment in a public benefit corporation differs materially from an investment in a corporation that is not designated as a public benefit corporation. Holders of our common stock will have voting, dividend, and other economic rights that are the same as the rights of stockholders of a corporation that is not a public benefit corporation.

Our public benefit, as provided in our Charter, is, “in pursuing any business, trade, or activity which may lawfully be conducted by Sezzle, Sezzle shall promote a specific public benefit of having a material positive effect (or reduction of negative effects) on consumer empowerment, education, and transparency in Sezzle’s local, national, and global communities.” Delaware law provides that the holders of at least two-thirds of our outstanding stock entitled to vote must approve any amendment of our certificate of incorporation to delete or amend the requirements of our public benefit purpose; or any merger or consolidation with an entity that would result in us losing our status as a public benefit corporation or with an entity that does not contain identical provisions identifying our public benefits.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock in United States is Computershare Trust Company N.A.

Exhibit 19.1

Securities Trading Policy

Last Revised August 6, 2024

1. Background and Purpose	2
2. Statement of Policy	2
3. Definitions	4
4. Delegation of Authority	5
5. Prohibition on Insider Trading	5
6. Company Imposed Restrictions on Trading	8
7. Pre-Notification and Reporting of Trades	11
8. Policy Compliance	13
9. Periodic Reviews	14

Version	Issue Date	Comments
1.0.0	June 24, 2019	Initial release
1.0.1	July 16, 2020	Formal Release of combined policies.
1.0.2	June 24, 2021	Annual review
1.0.3	October 20, 2022	Annual review
1.0.4	September 13, 2023	Updates for Nasdaq listing
1.0.5	November 29, 2023	Legal Team proposed updates for fiscal year 2023.
1.0.6	May 2, 2024	Proposed Finance Edits.
1.0.7	August 6, 2024	Proposed management edits.

Exhibit 19.1
1.BACKGROUND AND PURPOSE

1.1.Background

Sezzle Inc. (the “Company”) is a publicly listed company in the United States. The Company and its employees have obligations to avoid unlawful and unethical Trading practices occurring through Restricted Persons’ access to material, nonpublic information of the Company. Capitalized terms used herein shall have the meanings as set forth below.

The Company is listed on The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) and maintains this Securities Trading Policy (this “Policy”) to ensure that Trading of Securities complies with the applicable laws and regulations of, among other things, the Nasdaq Listing Rules, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable U.S. securities laws.

U.S. securities laws also apply to the disclosure of material, nonpublic information to others who may Trade Securities. Violations of these laws can result in civil and criminal penalties. A company and its controlling persons may also be subject to liability if such a company fails to take reasonable steps to prevent insider trading by its personnel.

It is important that Restricted Persons understand the breadth of activities that constitute illegal insider trading and the consequences, which can be severe. The U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Exchange, and other regulatory authorities are generally very effective at detecting insider trading. These regulatory authorities, along with government prosecutors, pursue insider trading violations vigorously. Cases have been successfully prosecuted against employees and others who have committed insider trading, even for relatively small Trades, through foreign accounts or through family members and friends.

2.STATEMENT OF POLICY

2.1.Objective

All Restricted Persons are required to conduct their personal investment activity in a manner that is lawful and avoids conflicts of interest between the Restricted Person’s personal interests and those of the Company. The Company also wishes to promote stockholder and general market confidence in the Company.

The Board has established this Policy to:

•assist Restricted Persons to comply with their legal obligations in relation to Trading in Securities;
•raise awareness and minimize any potential for breach of the prohibitions on insider trading contained in Section 10(b) of the Exchange Act and the rules and regulations promulgated thereunder;
•establish the Company’s policy and procedure for Restricted Persons Trading in Securities; and
•maintain a proper market for the Securities of the Company and ensure the Company’s reputation and integrity are not adversely impacted by perceptions of improper Trading of Securities.

Exhibit 19.1
2.2.Securities Covered in this Policy

This Policy applies to Trading in all Securities including:
•Securities of the Company; and
•Securities of other companies where you have Inside Information of such company that you obtained in the course of your employment with, or the performance of services on behalf of, the Company. These companies may include the Company’s customers or suppliers and those with which the Company may be negotiating major transactions, such as an acquisition, investment, or sale of assets. Information that may not be material to the Company may nevertheless be material to those other companies.
This Policy does not apply to transactions under Section 6.6 or to transactions in mutual funds, exchange- traded funds, index funds or other “broad basket” funds that own or hold Securities as one of many investments.

2.3.Application

This Policy applies to all Restricted Persons, including:
•family members who reside with you;
•anyone else who lives in your household;
•any family members who do not live in your household but whose securities transactions are directed by you or who are subject to your influence or control (such as parents or children who consult with you before they trade in securities);
•any person to whom you have disclosed material, nonpublic information; and
•any entity that you control.
You are responsible for making sure that any Trading in Securities executed or directed by you, or such other affiliated person or entity listed above complies with this Policy.

2.4.Key Principles

All Trading in Securities by Restricted Persons must be conducted in accordance with this Policy during an open Trading Window with the Notification Officer’s prior written clearance.
•No Conflicts of Interest. In conducting personal Trading activities, all Restricted Persons must act lawfully and avoid conflicts of interests between their personal interests and the Company’s interests.
•No Trading on Inside Information. Any Restricted Person who possesses Inside Information in relation to the Company must not Trade in Securities, regardless of any written clearance granted under this Policy.
•No Tipping. The Company has authorized only certain individuals to publicly release Inside Information relating to the Company. You may not communicate Inside Information to others (unless such disclosure is made in accordance with the Company’s policies regarding the authorized

Exhibit 19.1
disclosure of such information) or recommend to anyone the purchase or sale of any Securities when you are aware of Inside Information. You are also prohibited from communicating Inside Information if you reasonably believe that the person being communicated the Inside Information is likely to apply for, acquire or dispose of, or enter into an agreement to apply for, acquire or dispose of, any Securities or procure another person to do so. This practice, known as “tipping,” also may violate the U.S. securities laws and can result in civil and criminal penalties, even though you did not Trade and/or gain any benefit from another’s Trading.
•No Exception for Hardship. The existence of a personal, financial emergency does not excuse you from compliance with this Policy.

3.DEFINITIONS

In this Policy, unless the context otherwise requires:

Board means the board of directors of the Company.

Chair means the Chairperson of the Board.

Director means a member of the Board.

Inside Information has the meaning set forth in Section 5.

Notification Officer means the Secretary of the Company, or any other employee designee appointed by the Board.

Personnel means a person who is an employee (permanent or temporary), senior executive, and/or Director.

Prohibited Trading Period means any time other than during a Trading Window and any additional period from time to time when the Chair or Board impose a prohibition on Trading.

Restricted Person or “you” means all Personnel and agents, consultants, and contractors who are currently engaged by the Company.

RSUs means restricted stock units of the Company.

Rule 10b5-1 Trading Plan has the meaning set forth in Section 7.7.
Senior Executive means:
•the Chief Executive Officer, President, and Chief Financial Officer;
•all officers and direct reports to the Chief Executive Officer and/or President;
•any other person who is one of the Company’s key management personnel, including those persons identified as key management personnel, officers or named executive officers in the Company’s most recent annual report filed with the SEC; and
•any other employee who has been notified that the Board designates them as a Senior Executive for the purposes of this Policy.

Exhibit 19.1
Securities means:
•Shares, preferred stock, options, RSUs, performance rights and other Securities issued by the Company which are convertible into Shares;
•debentures (including bonds and notes); and
•derivatives of any of the above (including swaps, futures contracts, contracts for differences, spread bets, warrants, depositary receipts, hedges, exchange-traded or over the counter-options), whether settled by cash or otherwise.
Shares means common stock of the Company.

Trade or Trading means:
•buying or selling Securities;
•entering into an agreement to buy or sell Securities; or
•exercising options, rights, or awards to acquire Securities.
Trading Window means any period other than a Prohibited Trading Period specified in Section 6.2.

4.DELEGATION OF AUTHORITY

The Board hereby delegates the authority for the development, implementation, and continuous improvement of this Policy to the Chief Financial Officer and/or designated employees of the Company’s finance team (collectively, “Finance”) including the authority over Trades requested by Personnel in accordance with this Policy.

5.PROHIBITION ON INSIDER TRADING

5.1.Inside Information

‘Inside Information’ is information that:
•is not generally available; and
•if it were generally available, a reasonable person would expect it to have a material effect on the price or value of the Securities. Information expected to affect the Company’s Share price, whether positive or negative, should be considered material.

Information is ‘generally available’ if:
•it consists of ‘readily observable matter;’
•it has been made known in a manner that would, or would be likely to, bring to the attention of persons who commonly invest in Securities of a kind whose price or value might be affected by the information and, since it was made known, a reasonable period for it to be disseminated among such persons has elapsed; or
•it consists of deductions, conclusions or inferences made or drawn from information of the kind referred to in (a) or (b).

Exhibit 19.1
Restricted Persons may only assume information is generally available when it has been broadly disseminated to the marketplace (for example, by means of a filing with the SEC, such as a Form 8-K or other periodic report, a press release, a publicly accessible conference call or a publication in a widely- available newspaper or magazine) and enough time has elapsed to permit the investing public to absorb and evaluate the information. As a general rule, information is considered “generally available” after two full trading days after the information has been broadly disseminated.

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
•a change in Senior Executives or the members of the Board;
•major events regarding the Company’s Securities, including the declaration of a stock split, stock or cash dividend, or the offering of additional Securities;
•severe financial liquidity problems;
•actual or threatened major litigation, or the resolution of such litigation;
•new major contracts, order, merchants, suppliers, customer or financing sources, or the loss of any of them; and
•significant cybersecurity breaches.
Other types of information may also be material; no complete list can be given.
Whether a particular item is “material” or “generally available” will be judged with the benefit of hindsight. Persons with any questions as to whether information may be considered “material” and “nonpublic” should consult the Company’s Continuous Disclosure Policy available at investors.sezzle.com.

Exhibit 19.1
5.2.Prohibited Conduct

The Exchange Act prohibits:
•the direct and indirect acquisition or disposal of Securities using Inside Information;
•the procurement of another person to acquire or dispose of Securities using Inside Information; and
•communication of Inside Information to another person for the purpose of the other person acquiring or disposing of Securities.
Restricted Persons must not, whether in their own capacity or as an agent for another, apply for, acquire or dispose of, or enter into an agreement to apply for, acquire or dispose of, any Securities, or procure another person to do so if the Restricted Person:
•possesses Inside Information; and
•knows or ought reasonably to know, that:
◦the Inside Information is not generally available; and
◦if it were generally available, it might have a material effect on the price or value of the Securities or influence a person’s decision to Trade the Securities.
Restricted Persons must not either directly or indirectly pass Inside Information to another person if they know, or ought reasonably to know, that this other person is likely to apply for, acquire or dispose of the Securities or procure another person to do so.

5.3.Gifts

Bona fide gifts of Securities are not subject to this Policy, unless:
•the Restricted Person making the gift has reason to believe that the recipient intends to sell the Securities at a time when the Restricted Person is aware of Inside Information; or
•the Restricted Person making the gift is subject to a Prohibited Trading Period and the sale by the recipient of the Securities occurs during a Prohibited Trading Period.

For the avoidance of doubt, the pre-clearance procedures set forth in Section 7 shall apply to any gifts of Securities, transfers, or contributions of Securities to a family trust or other entity, and transfers of Securities among family members.

5.4.Confidentiality Obligations

Maintaining the confidentiality of Company information is essential for competitive, security, and other business reasons, as well as to comply with U.S. securities laws. You should treat all information you learn about the Company or its business plans in connection with your employment or engagement as confidential and proprietary to the Company. Inadvertent disclosure of confidential or Inside Information may expose the Company and you to significant risk of investigation and litigation.
Further to your legal obligations related to insider trading under the Exchange Act and any other applicable law, you must not disclose the Company’s confidential information to any unauthorized third party or use that information for personal gain or in a manner that may harm the Company.
7

Exhibit 19.1
The timing and nature of the Company’s disclosure of Inside Information to outsiders is subject to legal rules, the breach of which could result in substantial liability to you, the Company, and its management. Accordingly, it is important that responses to inquiries about the Company from the press, investment analysts or others in the financial community be made on the Company’s behalf only through authorized individuals.

6.COMPANY IMPOSED RESTRICTIONS ON TRADING

6.1.Trading Windows

To help prevent inadvertent violations of the U.S. securities laws and to avoid the appearance of Trading on the basis of Inside Information, all Trading in Securities by Personnel will only be permitted during Trading Windows.

6.2.When are the Trading Windows?

The Trading Windows during which Personnel will be permitted to Trade Securities will be provided by the Company’s Notification Officer. These will generally be open except at the following times (each, a “Prohibited Trading Period”):
•from the close of the Nasdaq trading day on December 23 each year until two full Nasdaq trading days following the day on which the Company’s full year results or annual report on Form 10-K for such period (whichever is first) is made generally available to the public;
•from the close of the Nasdaq trading day on March 23, June 22 and September 22 each year until two full Nasdaq trading days following the day on which the Company’s review of operations or quarterly report on Form 10-Q for such period (whichever is first) is made generally available to the public; and
•any additional period arising from time to time that the Board imposes a prohibition on Trading as an ‘ad hoc’ prohibition on Trading of Securities.
In addition, from time to time, the Company may be involved in activities that are material and that are known only by a limited number of people at the Company. If you are someone whose duties cause you to become aware of such an activity, the Notification Officer may notify you of an event-specific Trading restriction (or additional Prohibited Trading Period) and you will not be permitted to Trade in Securities. The existence of an event-specific blackout may or may not be broadly announced, and you should not communicate it to anyone. Even if you are not notified of an event-specific blackout, you should not Trade in Securities if you are aware of Inside Information.
Notwithstanding the time periods described above, the Company may declare a Trading Window closed at any time at its absolute discretion and without prior notice. For example, this could occur where directors of the Company believe that certain Personnel may hold Inside Information relating to the Company.
Trading Windows will not automatically be opened outside the times described above. Details of when a Trading Window is opened or closed and any Prohibited Trading Periods will be communicated to Personnel via email or through any other electronic medium utilized by the Company to communicate with employees.

Exhibit 19.1
6.3.What Trading is Prohibited During a Trading Window?

Even if the Trading Window is open, U.S. securities laws prohibit Trading by Restricted Persons if they possess any Inside Information.
Restricted Persons are always prohibited from short-term Trading, hedging unvested awards, and short positions in Securities covered by this Policy.
•Short-term Trading. Other than when Personnel exercises employee options or performance rights to acquire Securities at the specified exercise price, you may not Trade Securities (or an interest in Securities) on a short-term basis. Short-term Trading includes buying and selling Securities within a 6-month period and entering into other short-term dealings (e.g. forward contracts).
•Hedging unvested awards. You may not enter into transactions or arrangements, including by way of derivatives or similar financial products, which operate to limit the economic risk of your holdings of unvested Securities granted under an employee incentive plan.
•Short positions. You may not Trade in Securities to profit from a decrease in the market price of Securities.

6.4.Hedging Arrangements

Certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow a Restricted Person to continue to own the covered Securities, but without the full risks and rewards of ownership. When that occurs, the Restricted Person may no longer have the same objectives as the Company's other stockholders. As a result, these types of transactions must be analyzed carefully. If you wish to engage in a transaction of this type, you must first obtain the clearance of the Notification Officer in compliance with Section 7.1, and there is no assurance that clearance will be granted. Any request for pre-clearance of a hedging or similar arrangement must set forth a justification for the proposed transaction.

6.5.Margin Loans and Similar Funding Arrangements

Directors and Senior Executives may not enter a margin lending arrangement in respect of Securities or transfer Securities into an existing margin loan account (“Margin Lending Arrangement”). Directors and Senior Executives may pledge Securities for personal loans and investments (“Pledge Arrangement”) only with the prior written consent of the Audit & Risk Committee (the “ARC”). This is because the terms of the arrangement may require the Securities to be sold during a Prohibited Trading Period or when the relevant Director or Senior Executive possesses Inside Information.

The ARC, as part of its risk assessment and risk management oversight responsibilities, shall evaluate proposed and outstanding Pledge Arrangements for potential impacts to the Company and the Company’s Securities in the event of a forced sale of Securities. The ARC may approve a proposed Pledge Arrangement if the Director or Senior Executive can clearly demonstrate financial capacity to repay the loan without resort to the pledge Securities.
In addition, the ARC may also consider the following factors in determining its approval as it deems appropriate:

•The loan amount secured by the Pledge Arrangement in relation to the average trading volume of the Company’s Securities;

•The loan amount secured by the Pledge Arrangement in relation to the total Company’s Securities beneficially owned by the director or senior executive;

•The loan-to-value ratio in the proposed Pledge Arrangement;

•The procedural safeguards to foreclosure, such as notice periods, the ability to substitute collateral, or other considerations unique to the director or senior executive;

•The triggering events of any potential margin call or sale of securities;

Exhibit 19.1
•Any potential conflicts of interest (actual or perceived);

•The aggregate amount of Securities pledged outstanding at any given time by any other directors or senior executives;

•The percentage of pledged Securities versus the overall public float of Securities;

•Potential impacts to the Company or the market price of the pledged Securities in the event of a forced sale;

•And any other factor deemed relevant to the ARC.

The ARC, or its nominee, will monitor all active Pledge Arrangements on an ongoing basis.

6.6.Exceptions to the Prohibited Trading Period

The following exceptions to the Trading restrictions in Section 6.2 apply even if a Trading Window is not open (but subject always to U.S. securities laws).
•You may exercise (but not sell Securities following exercise) an option or other right to acquire Securities under an employee incentive scheme or the conversion of a convertible security, where the final date for the exercise of the option or right, or the conversion of the security falls during a Prohibited Trading Period. The Trading restrictions do apply, however, to any sale of the underlying stock or to a “cashless exercise” of the option through a broker, as this entails selling a portion of the underlying stock to cover the costs of exercise. Therefore, “cashless exercises” which include a sale of Securities are subject to the restrictions set forth in this Policy.
•The vesting of stock options, restricted stock or RSUs will continue but any sale of Securities in connection with such vesting (other than forfeitures of Shares to the Company to satisfy the employee’s tax obligations in connection with the vesting of RSUs), are subject to the restrictions set forth in this Policy. However, if you have properly entered into a Rule 10b5-1 Trading Plan for such sales, and such Rule 10b5-1 plan permits such sales, such sales will comply with this Policy.
•You may Trade under an offer or invitation made to all or most of the security holders such as a rights or entitlement issue, a security purchase plan, or an equal access buy-back, where the plan that determines the timing and structure of the offer has been approved by the Board. This includes decisions relating to whether or not to take up the entitlements and the sale of entitlements required to provide for the take up of the balance of entitlements under a renounceable pro rata issue.
•You may Trade where the beneficial interest in the relevant Securities does not change. This includes:
◦a dealing by which the relevant Securities are transferred by Personnel from their personal holdings to a superannuation fund of which they are a beneficiary;
◦the withdrawal of Securities from an employee incentive scheme and the transfer of those Securities to the participant’s personal holdings or superannuation fund of which they are a beneficiary;

◦an acquisition of Securities under a dividend reinvestment plan, provided the election to participate in the dividend reinvestment plan was made before the Personnel came into possession of any Inside Information;

◦a Personnel accepting a takeover bid or transferring Securities under a scheme of arrangement in respect of the Company;
◦a disposal of Securities that is the result of a secured lender or financier exercising their rights (however, this does not extend to disposal under a margin lending arrangement where such arrangement is prohibited by this Policy);

Exhibit 19.1
◦an acquisition of Securities under a bonus issue made to all holders of the Company’s Securities of the same class; and
◦an investment in, or Trading in units of, a fund or some other scheme (other than a scheme only investing in the Securities of the Company) where the assets of the fund or other scheme are invested at the discretion of a third party.

Despite the above exceptions, under the insider trading laws, a person who possesses Inside Information may be prohibited from Trading even where Trading falls within an exception specified above.

7.PRE-NOTIFICATION AND REPORTING OF TRADES

7.1.Who and When Must Give Notice of an Intention to Trade?

When permitted to Trade in accordance with this Policy, all Personnel must submit prior written notice of an intention to Trade in Securities and confirm that they do not possess any Inside Information at least two Nasdaq Trading days’ (or such shorter period approved by the Notification Officer) before the transaction date. Employees (permanent or temporary) (excluding Directors and Senior Executives) must submit prior written notice of any proposed Trading to the Notification Officer. Such notice may be provided through the Company’s third-party service providers. In addition to the above, Senior Executives and Directors must submit such prior written notice and receive prior approval as follows:
•in the case of Senior Executives (other than the Chief Executive Officer and President), to the Chair and the Notification Officer;
•in the case of the Chief Executive Officer or President, to the Board and Notification Officer;
•in the case of a Director of the Company, to the Chair and Notification Officer; and
•in the case of the Chair, the Board and Notification Officer.
The Notification Officer is under no obligation to approve a transaction submitted for pre-clearance and may determine not to permit the Trade. If the relevant Notification Officer objects to the proposed Trade, they must immediately notify the relevant Personnel that the Trade must not proceed and must advise the Directors (who may overrule the decision if they think appropriate). If a person seeks pre-clearance to Trade and permission to engage in Trade is denied, then he or she should refrain from initiating any Trading in Securities. You should not inform any other person of the restriction.

When a notification of an intention to Trade is made, the requestor should carefully consider whether he or she may be aware of any Inside Information and should describe fully those circumstances to the Notification Officer. The requestor should be prepared to file a Form 4 for the proposed transaction in compliance with Section 16 and to comply with SEC Rule 144 and file Form 144, in each case as applicable, at the time of any sale. We assist our Directors and Senior Executives in completing and filing the appropriate forms and advance notice of the transactions allows us to complete these filings on a timely basis.

7.2.What Trades Do Not Need Pre-Notification?

Trades executed pursuant to Section 6.6 of this Policy do not need to be pre-notified. However, Restricted Persons making such Trades must notify the Company in accordance with Section 7.3.

Exhibit 19.1
7.3.Notification of Trades

In addition to providing prior notification under Section 7.1, once a Trade of any Securities has been made by or for a Restricted Person, details of the Trade, including the amount and price of Securities involved, must be submitted to the Notification Officer. Each disclosure notice will need to state whether the relevant Trade occurred outside of a Trading Window and, if so, whether prior written clearance was provided.
Legal will maintain a register of notifications and clearances given in relation to Trading in Company Securities and must report all such matters to the Board as they arise.

7.4.Notification of Intention to Trade on Behalf of Associates

Directors and Senior Executives must give prior written notice of any proposed Trading in Securities in accordance with Section 7.1 on behalf of any of their associates.
For this purpose, “associates” of a Director or Senior Executive includes their spouses, family members, trusts, corporate entities, nominees, and other persons over whom a Director or Senior Executive has, or may be expected to have, investment control or influence.

7.5.Rule 10b5-1 Plans

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

In general, a Rule 10b5-1 Trading Plan must be entered into at a time when the person is not aware of any Inside Information and may not be entered into during a Prohibited Trading Period. The Rule 10b5-1 Trading Plan must specify the amounts and prices of Securities to be purchased or sold as well as the dates on which the purchases or sales are to be made ahead of time (or include a written formula for determining such information) or delegate discretion on these matters to an independent third party. Once the Rule 10b5- 1 Trading Plan is adopted, the person must not exercise any influence over how, when or whether to Trade any Securities that are subject to the Rule 10b5-1 Trading Plan.

The Rule 10b5-1 Trading Plan must be reviewed and approved by the Notification Officer. The Rule 10b5- 1 Trading Plan must include a minimum of a 90-day cooling-off period between your entry into your Rule 10b5-1 Trading Plan and the first possible Trade thereunder. The cooling-off period is designed to minimize the risk that a claim will be made that you were aware of Inside Information when you entered into the Rule 10b5-1 Trading Plan.

Amendments, suspensions, and terminations of a Rule 10b5-1 Trading Plan will be viewed in hindsight and could call into question whether the Rule 10b5-1 Trading Plan was entered into in good faith. As a result, amendments, suspensions, and terminations of Rule 10b5-1 Trading Plans require pre-approval by the Notification Officer.

Persons that are subject to a Rule 10b5-1 Trading Plan shall continue to provide the notices of Trades required under Section 7 and will provide all other information requested by the Notification Officer in order for the Company to timely and accurately disclose all information required by the Exchange Act in the Company’s quarterly and annual reports filed with the SEC.

Exhibit 19.1
7.6.Reporting and Liability under Section 16 of the Exchange Act

For the purpose of preventing the unfair use of information which may have been obtained by an insider, under Section 16 of the Exchange Act (“Section 16”) any profits realized by any officer, director, or 10% stockholder from any “purchase” and “sale” of Securities during a six-month period, so called “short-swing profits,” may be recovered by the Company. When such a purchase and sale occurs, good faith is no defense. The insider is liable even if compelled to sell for personal reasons, and even if the sale takes place after full disclosure and without the use of any Inside Information. Officers and directors should consult the attached “Short-Swing Profit Rule Section 16(b) Checklist” attached hereto as “Attachment A” in addition to consulting the Notification Officer prior to engaging in any transactions involving Securities, including without limitation, the Company’s stock, options, or warrants.

The liability of an insider under Section 16(b) is only to the Company itself. The Company, however, cannot waive its right to short-swing profits, and any Company stockholder can bring suit in the name of the Company. Reports of ownership filed with the SEC on Form 3, Form 4, or Form 5 pursuant to Section 16(a) are readily available to the public and are carefully monitored for potential Section 16(b) violations. In addition, liabilities under Section 16(b) may require separate disclosure in the Company’s annual report or its proxy statement for its annual meeting of stockholders. No suit may be brought more than two years after the date the profit was realized. However, if the insider fails to file a report of the transaction on Form 4 or Form 5 as required under Section 16(a), the two-year limitation period does not begin to run until after the transactions giving rise to the profit have been disclosed. Failure to report transactions and late filing of reports require separate disclosure in the Company’s proxy statement.

7.7.Post-Termination Transactions

This Policy continues to apply to your transactions in Securities even after you have terminated employment or other services to the Company. If you are aware of Inside Information when your employment or service relationship terminates, you may not Trade in Securities until that information has become generally available or is no longer material or until the next scheduled Trading Window, whichever is later.

7.8.Nasdaq Listing and SEC Rules

The Company will comply with the Nasdaq Listing Rules requirements related to Trading in Securities and all applicable SEC rules, including maintaining this Policy in accordance with applicable legislation and regulations.

8.POLICY COMPLIANCE

8.1.Compliance with Policy and Legal Obligations

Restricted Persons are individually responsible for ensuring their compliance with this Policy and their legal obligations relating to insider trading.
You must immediately report, in person or in writing, any known or suspected violation of this Policy in a manner consistent with the Company’s Ethics, Hotline and Non-Retaliation Policy located in the “People Operations Policies.” The Company will treat all reports received in connection with this Policy in the strictest confidence and you will not face any form of retaliation, reprisal, or detriment from the Company or your supervisor for raising a concern or reporting conduct in violation of this Policy in good faith.
You should never attempt to personally conduct any investigations or enquiries into a suspected act of insider trading related to the Company.

Exhibit 19.1
8.2.Consequences of breaching Policy and legal obligations

Engaging in insider trading may subject Restricted Persons to:

•criminal liability, including substantial monetary fines and/or imprisonment; and/or
•civil liability, which may include being sued by another party for any loss suffered as a result of insider trading.

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

8.3.Guidance

Your compliance with this Policy is of the utmost importance both for you and for the Company. If you have any questions about this Policy or its application to any proposed transaction, you may obtain additional guidance from the Notification Officer. Do not try to resolve uncertainties on your own, as the rules relating to insider trading are often complex, not always intuitive and violations carry severe consequences.

9.PERIODIC REVIEWS

On a periodic basis, but no less frequently than an annual basis, Finance will review this Policy, having regard to changing circumstances and any changes to the Nasdaq Listing Rules, SEC regulations, the Exchange Act or other applicable legislation, and recommend approval of any amendments to this Policy to the Board.

On a periodic basis, but no less frequently than an annual basis, the Board will review and consider the approval any proposed amendments to this Policy. The Board may, at its discretion, amend this Policy to extend its application to securities of other companies or entities with which the Company has a close business relationship (including the Company’s clients, suppliers or contractors). Finance will communicate any amendments to this Policy to Restricted Persons as appropriate.

All Restricted Persons must certify their understanding of, and compliance with, this Policy and its amendments.

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

4.Has a Form 4 been prepared?

5.If a sale is to be made by an affiliate of the Company, has a Form 144 been prepared and has the broker been reminded to sell pursuant to Rule 144?

If a purchase or option exercise for Company stock is to be made:

1.Have there been any sales by the insider (or family members living in the same household or certain affiliated entities) within the past six months?

2.Are any sales anticipated or required within the next six months (such as tax-related or year- end transactions)?

3.Has a Form 4 been prepared?

Before proceeding with a purchase or sale, consider whether you are aware of any Inside Information which could affect the price of the Company Securities. All transactions in the Company’s Securities by officers and directors must be pre-cleared by contacting the proper Notification Officer.

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

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-283206 and 333-280740) and Form S-8 (File No. 333-257366) of Sezzle, Inc. of our report dated February 27, 2025, relating to the consolidated financial statements, appearing in this annual report on Form 10-K for the year ended December 31, 2024.
/s/ Baker Tilly US, LLP
Minneapolis, Minnesota
February 27, 2025

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

Date: February 27, 2025

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

Date: February 27, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 27, 2025

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 27, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 97.1

Clawback Policy – Executive Officers
11/21/2024

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
To comply with Rule 10D-1 and the Nasdaq Rules, the Board of Directors (the “Board”) of the Company has adopted this Policy (the “Policy”) to provide for the reasonably prompt recovery of Erroneously Awarded Compensation (as defined below) from Executive Officers (as defined below). The recovery of Erroneously Awarded Compensation from Executive Officers is required on a “no fault” basis, without regard to any misconduct occurred or an Executive Officer’s responsibility for the erroneous financial statements. An accounting restatement due to material noncompliance with any financial reporting requirement of the Company under the securities laws triggers application of this Policy.
2.Definitions
“Accounting Restatement” means an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements of the Company (a “Big R” restatement), or that is not material to previously issued financial statements but would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (a “little r” restatement).1
“Clawback Eligible Incentive Compensation” means all Incentive-based Compensation Received by an Executive Officer (i) on or after October 2, 2023, (ii) after beginning service as an Executive Officer, (iii) who served as an Executive Officer at any time during the applicable performance period relating to any Incentive-based Compensation (whether or not such Executive Officer is serving at the time the Erroneously Awarded Compensation is required to be repaid to the Company), (iv) while the Company has a class of securities listed on Nasdaq or another national securities exchange or a national securities association, and (v) during the applicable Clawback Period.
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
“Erroneously Awarded Compensation” means, with respect to each Executive Officer in connection with an Accounting Restatement, the amount of Clawback Eligible Incentive Compensation that exceeds the amount of Incentive-based Compensation that otherwise would have been Received had it been determined based on the restated amounts, computed without regard to any taxes paid.2
1 Both “Big R” and “Little r” restatements are caused by material misstatements that either already exist in the current period or would exist in the current period. Only an error that is immaterial to the previous period and the correction of the error is also immaterial to the current period does not trigger recovery of compensation under the Policy.
2 For example, assume an award was $3,000 based on a financial reporting measure as originally reported. The issuer exercised negative discretion and only paid the executive an award of $2,000. Following a restatement, the amount of the award based on the corrected financial reporting measure is $1,800. The amount recoverable erroneously awarded compensation would be $200 (i.e., $2,000 - $1,800). Or, assume the issuer exercised positive discretion of $1,000, originally paying the executive an award of $4,000. Following the restatement, the amount recoverable erroneously awarded compensation based on the corrected financial reporting measure is now $1,800 (i.e., $4,000 – ($1,800 +$1,000)).

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