Form 10-Q
period 2025-03-31
Sezzle Inc.
filed 2025-05-08
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at May 6, 2025 were 33,286,295.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in other filings we make with the Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance, or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our 2024 Form 10-K. Should one or more of the risks or uncertainties described in the 2024 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by these cautionary statements. These cautionary statements should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any intention or obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	March 31, 2025	December 31, 2024
(in thousands, except per share amounts)	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$88,893	$73,185
Restricted cash, current, including amounts held by variable interest entity (“VIE”) of $7,088 and $4,096, respectively	14,942	4,850
Notes receivable	167,150	190,665
Allowance for credit losses	(20,522)	(26,103)
Notes receivable, net, including amounts held by VIE of $136,106 and $152,174, respectively	146,628	164,562
Other receivables, net	3,263	3,629
Prepaid expenses and other current assets	12,219	11,393
Total current assets	265,945	257,619
Non-Current Assets
Internally developed intangible assets, net	2,404	2,442
Operating right-of-use assets	768	800
Restricted cash, non-current	17,034	20,275
Deferred tax asset, net of $3,841 and $3,742 valuation allowance, respectively	11,616	16,905
Other assets	307	331
Total Assets	$298,074	$298,372

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$65,380	$68,967
Other payables	10,239	7,455
Deferred revenue	4,126	4,234
Other current liabilities	21,854	25,021
Total current liabilities	101,599	105,677
Non-Current Liabilities
Operating lease liabilities	791	823
Line of credit, net of unamortized debt issuance costs of $910 and $1,008, respectively, held by VIE	69,890	103,992
Other non-current liabilities	32	45
Total Liabilities	172,312	210,537

Commitments and Contingencies (see Note 8)

Stockholders' Equity*
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,072 and 34,786 shares issued, respectively; 33,965 and 33,735 shares outstanding, respectively	192,703	188,589
Treasury stock, at cost: 1,107 and 1,051 shares, respectively	(11,835)	(9,391)
Accumulated other comprehensive loss	(1,495)	(1,588)
Accumulated deficit	(53,611)	(89,775)
Total Stockholders' Equity	125,762	87,835
Total Liabilities and Stockholders' Equity	$298,074	$298,372

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per-share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2025	2024
Total revenue	$104,912	$46,979

Operating Expenses
Personnel	15,048	11,025
Transaction expense	15,317	11,787
Third-party technology and data	3,374	2,157
Marketing, advertising, and tradeshows	5,346	655
General and administrative	3,131	2,380
Provision for credit losses	12,801	5,140
Total operating expenses	55,017	33,144

Operating Income	49,895	13,835

Other Income (Expense)
Net interest expense	(2,914)	(4,081)
Other income (expense), net	25	(92)
Fair value adjustment on warrants	—	(1,262)
Income before taxes	47,006	8,400

Income tax expense	10,842	393

Net Income	36,164	8,007

Other Comprehensive Income
Foreign currency translation adjustment	93	1

Total Comprehensive Income	$36,257	$8,008

Net income per share*:
Basic	$1.07	$0.24
Diluted	1.00	0.22

Weighted-average shares outstanding*:
Basic	33,852	33,961
Diluted	36,171	35,765

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per-share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2024	34,185	$186,017	$—	$(5,756)	$(647)	$(157,520)	$22,094
Equity based compensation	—	757	—	—	—	—	757
Stock option exercises	39	172	—	—	—	—	172
Restricted stock issuances and vesting of awards	261	148	—	—	—	—	148
Stock subscriptions receivable related to stock option exercises	4	39	(39)	—	—	—	—
Conversion of warrant liabilities to stockholders' equity	—	2,229	—	—	—	—	2,229
Repurchase and retirement of common stock	(594)	(3,072)	—	—	—	(409)	(3,481)
Repurchase of common stock	(84)	—	—	(314)	—	—	(314)
Foreign currency translation adjustment	—	—	—	—	1	—	1
Net income	—	—	—	—	—	8,007	8,007
Balance at March 31, 2024	33,811	186,290	(39)	(6,070)	(646)	(149,922)	29,613

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares*	Amount
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	1,140	—	—	—	—	1,140
Stock option exercises	101	540	—	—	—	—	540
Restricted stock issuances and vesting of awards	185	2,434	—	—	—	—	2,434
Repurchase of common stock	(56)	—	—	(2,444)	—	—	(2,444)
Foreign currency translation adjustment	—	—	—	—	93	—	93
Net income	—	—	—	—	—	36,164	36,164
Balance at March 31, 2025	33,965	192,703	—	(11,835)	(1,495)	(53,611)	$125,762

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per-share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
(in thousands)	2025	2024
Operating Activities:
Net income	$36,164	$8,007
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	274	227
Provision for credit losses	12,801	5,140
Provision for other credit losses	3,956	1,078
Equity based compensation and restricted stock vested	1,273	905
Amortization of debt issuance costs	109	196
Fair value adjustment on warrants	—	1,262
Impairment losses on long-lived assets	66	—
(Gain) loss on sale of fixed assets	—	(17)
Deferred income taxes	5,289	—
Changes in operating assets and liabilities:
Notes receivable	5,134	21,953
Other receivables	(3,589)	(824)
Prepaid expenses and other assets	(796)	867
Merchant accounts payable	(3,631)	(175)
Other payables	2,779	278
Accrued and other liabilities	(898)	(797)
Deferred revenue	(109)	491
Operating leases	15	22
Net Cash Provided from Operating Activities	58,837	38,613

Investing Activities:
Purchase of property and equipment	(27)	(2)
Internally developed intangible asset additions	(281)	(338)
Net Cash Used for Investing Activities	(308)	(340)

Financing Activities:
Proceeds from line of credit	15,000	—
Payments to line of credit	(49,200)	(23,000)
Payments of debt issuance costs	(10)	(138)
Proceeds from stock option exercises	540	172
Repurchase of common stock	(2,444)	(3,795)
Net Cash Used for Financing Activities	(36,114)	(26,761)

Effect of exchange rate changes on cash	144	(26)
Net increase in cash, cash equivalents, and restricted cash	22,415	11,512
Cash, cash equivalents, and restricted cash, beginning of period	98,310	70,699
Cash, cash equivalents, and restricted cash, end of period	$120,869	$82,185

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$2,301	$—
Conversion of warrant liabilities to stockholders' equity	—	2,229

Supplementary disclosures:
Interest paid	$3,217	$4,167
Income taxes paid	94	—

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2024 annual consolidated financial statements.

Operating results reported for the three months ended March 31, 2025 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2025.

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

As of March 31, 2025 and December 31, 2024, our assets and liabilities measured at fair value were not material. The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$88,893	$88,893	$—	$—	$88,893
Restricted cash(2)	31,976	31,976	—	—	31,976
Notes receivable, net	146,628	—	—	146,628	146,628
Total assets	$267,497	$120,869	$—	$146,628	$267,497
Liabilities:
Line of credit, net	69,890	—	69,890	—	69,890
Total liabilities	$69,890	$—	$69,890	$—	$69,890

	December 31, 2024
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(1)	$73,170	$73,170	$—	$—	$73,170
Restricted cash(2)	25,125	25,125	—	—	25,125
Notes receivable, net	164,562	—	—	164,562	164,562
Total assets	$262,857	$98,295	$—	$164,562	$262,857
Liabilities:
Line of credit, net	$103,992	$—	$103,992	$—	$103,992
Total liabilities	$103,992	$—	$103,992	$—	$103,992

(1)Excludes $15 as of December 31, 2024 relating to money market securities that are reported at fair value.
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

Variable Interest Entity

Our primary source of funding consumer receivables is through a secured line of credit. We sell a portion of our notes receivable to a wholly owned, bankruptcy-remote special purpose entity (the “SPE”), which then pledges such receivables as collateral for our line of credit. We continue to service all receivables sold and pledged to the SPE. The amount we can borrow under our line of credit is dependent on the amount of eligible, pledged notes receivable we have sold to the SPE. While we serve as a limited guarantor for the SPE and are subject to certain financial covenants, our line of credit provider does not have full recourse against our general credit and may absorb losses in the event of default if the cash receipts related to our pledged notes receivables are not sufficient to repay the outstanding line of credit balance. Refer to Note 7. Line of Credit for more information about our line of credit and the relationship between our line of credit and our notes receivable.

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

Stock Split

Our Board of Directors approved a stock split of our issued shares of common stock at a ratio of 6-for-1, affected through a stock dividend (the “Stock Split”). The Stock Split became effective March 28, 2025. All share and per share amounts for all periods presented in these consolidated financial statements and their accompanying notes have been adjusted, on a retrospective basis, to reflect the Stock Split, unless otherwise stated. The number of authorized shares and the par value of the shares remained unaffected.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our total assets, total equity, net income, total comprehensive income, or cash flows.

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

Note 2. Total Revenue

Total revenue was $104.9 million and $47.0 million for the three months ended March 31, 2025 and 2024, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the consumer order value plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase and promotional incentives are recognized as they are earned. Merchant and partner income totaled $23.5 million and $19.2 million for the three months ended March 31, 2025 and 2024, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers make a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $34.7 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $16.8 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$38,143	$20,023	$58,166	$18,382	$8,236	$26,618
Subscription revenue	—	23,428	23,428	—	14,673	14,673
Income from other sources	18,599	4,719	23,318	3,351	2,337	5,688
Total revenue	$56,742	$48,170	$104,912	$21,733	$25,246	$46,979

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $2.5 million and $3.8 million as of March 31, 2025 and December 31, 2024, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $3.9 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively. Total revenue for the three months ended March 31, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024. Total revenue for the three months ended March 31, 2024 includes $2.5 million of revenue that was included in deferred revenue as of December 31, 2023.

Income from other sources that falls under the scope of ASC Topic 310 primarily relates to late payment fees. Such fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible. Income from other sources that fall under the scope of ASC 606 comprises a single performance obligation which is satisfied immediately and not deferred.

Note 3. Notes Receivable and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumer installment payment plans generally consist of four installments, with the first payment made at the time of purchase and subsequent payments due every two weeks thereafter. We purchase certain receivables related to installment payment plans extended to consumers in the United States by our originating partner and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due within 42 days of origination.

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

As of March 31, 2025 and December 31, 2024, our notes receivable at amortized cost was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Notes receivable, gross	$169,697	$194,434
Deferred transaction income	(2,547)	(3,769)
Notes receivable, amortized cost	$167,150	$190,665

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025			December 31, 2024
	Amortized cost basis by year of origination
(in thousands)	2025	2024	Total	2024	2023	Total
A	$57,634	$35	$57,669	$57,945	$—	$57,945
B	66,391	323	66,714	74,999	1	75,000
C	34,591	8,119	42,710	57,646	—	57,646
No score	57	—	57	74	—	74
Total amortized cost	$158,673	$8,477	$167,150	$190,664	$1	$190,665

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of March 31, 2025 and December 31, 2024 was as follows:

(in thousands)	March 31, 2025	December 31, 2024
Current	$142,702	$161,870
1–28 days past due	9,412	15,303
29–56 days past due	5,235	6,267
57–90 days past due	9,801	7,225
Total amortized cost	$167,150	$190,665

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$26,103	$12,253
Provision for credit losses	12,801	5,140
Charge-offs	(19,662)	(9,027)
Recoveries of charged-off receivables	1,280	817
Balance at end of period	$20,522	$9,183

Net charge-offs by year of origination for the three months ended March 31, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(118)	$(19,415)	$(4)	$(125)	$—	$(19,662)
Current period recoveries	20	929	144	88	99	1,280
Current period net charge-offs	$(98)	$(18,486)	$140	$(37)	$99	$(18,382)

Note 4. Other Receivables

As of March 31, 2025 and December 31, 2024, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Late payment fees receivable, net	$826	$993
Receivables from merchants, net	550	698
Receivables from originating partner	1,887	1,938
Other receivables, net	$3,263	$3,629

Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of March 31, 2025 and December 31, 2024, gross late payment fees receivable totaled $5.8 million and $6.3 million, respectively.

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

The activity in the allowance for other credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$5,276	$1,272
Provision for other credit losses	3,956	1,078
Charge-offs	(4,490)	(1,405)
Recoveries of charged-off receivables	251	145
Balance at end of period	$4,993	$1,090

Due to the nature of late payment fees, we monitor the credit quality of the receivables based on delinquency status. Late payment fees receivable were $5.7 million delinquent and $0.2 million current as of March 31, 2025, and $6.0 million delinquent and $0.3 million current as of December 31, 2024. Significantly all charge-offs and recoveries during the three months ended March 31, 2025 and 2024 related to loans originated during the years ended December 31, 2024 and 2023, respectively.

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

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $47.1 million and $49.3 million were recorded within the DSIP balance as of March 31, 2025 and December 31, 2024, respectively. The average annual percentage yield and related interest expense was 4.19% and $0.5 million, and 4.82% and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Effective December 20, 2024, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily.

Delayed payments are due on demand, up to two hundred fifty thousand dollars during any seven day period, at the request of the merchant. Any request larger than two hundred fifty thousand dollars is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to maximum balances, withdrawal amount limits, and withdrawal frequency.

Note 6. Other Current Liabilities

As of March 31, 2025 and December 31, 2024, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Consumer down payments on unpurchased originating partner receivables(1)	$11,804	$9,221
Accrued operational expenses	4,925	6,725
Accrued personnel expenses	5,014	8,979
Operating lease liabilities	111	96
Other current liabilities	$21,854	$25,021

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $70.8 million and $105.0 million as of March 31, 2025 and December 31, 2024, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of March 31, 2025 and December 31, 2024, we had pledged $143.9 million and $168.4 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $52.2 million and $39.0 million as of March 31, 2025 and December 31, 2024, respectively.

Expenses related to our line of credit for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Interest expense on utilization	$2,641	$3,501
Interest expense on unused daily amounts	68	24
Amortization of debt issuance costs	109	196

For the three months ended March 31, 2025 and 2024, our line of credit carried an effective annual interest rate of 12.02% and 16.77%, respectively.

Note 8. Commitments and Contingencies

Loan Commitments

On September 27, 2024, we entered into a five-year strategic partnership program with our originating partner by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement, effective September 27, 2024. We have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended March 31, 2025, the total order value of loans purchased from our originating partner was $706.8 million, and the carrying value of the receivables on those purchases totaled $518.7 million. As of March 31, 2025 and December 31, 2024, the total order value of loans we had an obligation to purchase from our originating partner was $44.1 million and $34.6 million, respectively, and the carrying value of the receivables on those obligations totaled $32.4 million and $25.4 million, respectively.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income	$36,164	$8,007

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,852	33,961
Diluted shares(2):
Stock options	737	523
Restricted stock units	1,582	1,041
Warrants	—	240
Weighted-average shares outstanding	36,171	35,765

Net income per share:
Basic	$1.07	$0.24
Diluted	$1.00	$0.22

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per-share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 55 and 514 shares were excluded from the denominator of diluted net income per share for the three months ended March 31, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q, and the “Risk Factors” sections on this Form 10-Q and the 2024 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

The Sezzle Platform offers a payments solution for consumers in the United States and Canada that instantly extends credit at the point-of-sale, allowing consumers to purchase and receive merchandise at the time of sale while paying in installments over time. Consumers pay a portion of the purchase price at the point of sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We also offer the ability to “pay-in-full” using the Sezzle Platform.

Our product is generally free to consumers who make successful, on-time payments and use a bank account or non-electronic payment method to make their scheduled payments, unless they choose to pay for one of our two subscription products, elect to use Sezzle On-Demand, or enter into an interest-bearing loan with our third-party partner. We make a majority of our revenue from merchants, partners, fees from Sezzle On-Demand, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. Additionally, through collaboration with a third-party partner we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

Factors Affecting Results of Operations

The following key factors have affected our financial performance and are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. Our product is generally free to consumers who make successful, on-time payments and use a bank account or non-electronic payment method to make their scheduled payments, unless they choose to pay for one of our two subscription products, elect to use Sezzle On-Demand, or enter into an interest-bearing loan with our third-party partner. Subscription revenue comprised approximately 22% and 31% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

We earn fees from our merchants predominately based on a percentage of the GMV value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant processing fee owed to us, and assume all costs associated with consumer payment processing, fraud, and payment default. We also earn income from partners, including interchange fees through our virtual card solution, promotional incentives with third parties, and marketing revenue earned from affiliates. Merchant and partner income comprised approximately 27% and 46% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, exclusive promotions for consumers using Sezzle, and Sezzle Capital, which facilitates access to small business loans issued by third-party lender.

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

Product Innovation

Our expanding product suite enables us to further promote our mission of financially empowering the next generation, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2024, we launched Payment Streaks, a new feature designed to reward consumers for consistent and timely payments. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers. In 2024, we also launched Sezzle On-Demand, which allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to certain merchant, product, goods, and service restrictions) in exchange for a finance charge, which is added to the consumer’s initial down payment. In 2025, we launched price comparison features in our product marketplace, allowing consumers to compare the price of a product across a variety of different merchants and get notified if the price drops. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

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

Key Operating Metrics

Gross Merchandise Volume

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Gross Merchandise Volume (“GMV”)	$808,682	$492,672	$316,010	64.1%

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

The increase in GMV was from the growth in our subscription products and On-Demand, as well as changes to consumer underwriting to further promote consumer acquisition.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of		Change
	March 31, 2025	December 31, 2024	#	%
	(in thousands, except percentages)
Active Consumers	2,734	2,725	9	0.3%
Monthly On-Demand Users and Subscribers	658	707	(49)	(6.8%)

“Active Consumers” is defined as unique consumers who have placed an order with us within the last twelve months.

“Monthly On-Demand Users and Subscribers” (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended March 31, 2025, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period. The decrease was from seasonality in consumers using On-Demand during the holiday season.

As of March 31, 2025, we had 0.5 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.2 million unique consumers who placed an On-Demand order during the month ended March 31, 2025.

Components of Results of Operations

Total Revenue

Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

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

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers makes a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers pay a finance charge to use Sezzle On-Demand.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible.

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

Other Comprehensive Income

Other comprehensive income is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Transaction income	$58,166	$26,618	$31,548	118.5%
Subscription revenue	23,428	14,673	8,755	59.7%
Income from other sources	23,318	5,688	17,630	310.0%
Total revenue	$104,912	$46,979	$57,933	123.3%

Within transaction income, merchant and partner income totaled $23.5 million and $19.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in merchant and partner income was a result of higher GMV in the current period. In addition, transaction income increased as a result of consumer fees, primarily driven by the standardizing of consumer fees and higher GMV relative to the prior year, and totaled $34.7 million and $7.4 million for the three months ended March 31, 2025 and 2024, respectively.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

The increase in income from other sources was driven by higher consumer fee income and increased marketing and advertising revenue. Consumer late payment fees totaled $16.8 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase in late payment fees was primarily driven by the standardizing of late payment fees and a higher number of orders becoming past due.

Personnel

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Personnel	$15,048	$11,025	$4,023	36.5%

Recorded within personnel, equity based compensation totaled $1.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in personnel costs was driven by increased headcount, our profit-sharing incentive program, and employer paid benefits.

Transaction Expense

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Payment processing costs	$14,167	$10,166	$4,001	39.4%
Affiliate and partner fees	822	1,202	(380)	(31.6)%
Other transaction expense	328	419	(91)	(21.8)%
Transaction expense	$15,317	$11,787	$3,530	29.9%

The increase in payment processing costs was primarily driven by higher GMV during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. The decrease was from lower GMV on such partner platforms.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs. The decrease was a result of fewer consumer and merchant support–related costs during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Third-Party Technology and Data

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Third-party technology and data	$3,374	$2,157	$1,217	56.4%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other related costs to support the Sezzle Platform resulting from higher cumulative GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$5,346	$655	$4,691	716.2%

The increase in marketing, advertising, and tradeshow costs was from increased co-marketing efforts, as well as to promote user acquisition during the three months ended March 31, 2025.

General and Administrative

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$3,131	$2,380	$751	31.6%

The increase in costs was primarily related to higher professional service fees in connection with the growth of our business and costs related to the partnership with our loan originator.

Provision for Credit Losses

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for credit losses	$12,801	$5,140	$7,661	149.0%

The increase in credit losses was a result of higher GMV during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, as well as changes to consumer underwriting to further promote new consumer acquisition along with profitable top-line growth. As a percentage of total revenue, the provision for credit losses was 12.2% and 10.9% for the three months ended March 31, 2025 and 2024, respectively.

Net Interest Expense

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net interest expense	$2,914	$4,081	$(1,167)	(28.6)%

The decrease was driven by the lower interest rate on our new line of credit that we entered into on April 19, 2024, offset against higher outstanding borrowings during the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Income Tax Expense

	For the three months ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Income tax expense	$10,842	$393	$10,449	2,658.8%

Our effective income tax rate for the three months ended March 31, 2025 and 2024 was 23.1% and 4.7%, respectively. The change in the effective tax rate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by the valuation allowance maintained on our deferred tax assets as of March 31, 2024. Additionally, for the three months ended March 31, 2025 we recorded a discrete tax benefit of $0.9 million related to excess tax benefits on stock based compensation.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of March 31, 2025 and December 31, 2024, we maintained a $3.8 million and $3.7 million valuation allowance against our foreign net deferred tax assets, respectively.

Liquidity and Capital Resources

For the three months ended March 31, 2025 and 2024, our net income was $36.2 million and $8.0 million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of March 31, 2025, we had cash and cash equivalents of $88.9 million, compared to $73.2 million as of December 31, 2024. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of March 31, 2025 and December 31, 2024, we had restricted cash of $32.0 million and $25.1 million, respectively.

As of March 31, 2025 and December 31, 2024, we had working capital of $164.3 million and $151.9 million, respectively. Additionally, as of March 31, 2025 and December 31, 2024 we had an unused borrowing capacity on our line of credit of $52.2 million and $39.0 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the three months ended March 31,
(in thousands)	2025	2024
Net Cash Provided from Operating Activities	$58,837	$38,613
Net Cash Used for Investing Activities	(308)	(340)
Net Cash Used for Financing Activities	(36,114)	(26,761)
Net increase in cash, cash equivalents, and restricted cash	$22,415	$11,512

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the three months ended March 31, 2025, net cash provided from operating activities totaled $58.8 million, driven by our $36.2 million net income adjusted for $23.8 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, and offset against cash outflows of $1.1 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $3.6 million decrease in merchant accounts payable related to the timing of payments to merchants and a $0.9 million decrease in our accrued liabilities related to the timing of payments to vendors and personnel, both of which resulted in increased cash payments to third parties in the current period. Our other receivables also increased by $3.6 million related to higher late payment fees assessed in the current period not yet collected, which resulted in decreased cash receipts from consumers in the current period. Offset against these, we had a $5.1 million decrease in our notes receivable related to lower transaction volume when compared to transaction volume in the prior quarter, and timing of consumer repayments in the current year. This resulted in increased cash receipts from consumers during the current period from the collection of prior quarter’s outstanding balances.

During the three months ended March 31, 2024, net cash provided from operating activities totaled $38.6 million, which was primarily related to our $8.0 million of net income adjusted for $8.8 million of non-cash adjustments such as credit losses, equity based compensation, and depreciation and amortization, in addition to cash inflows of $21.8 million due to changes in our operating assets and liabilities. Our cash inflows from changes in our operating assets and liabilities was driven by a $22.0 million decrease in our notes receivable, which was related to lower transaction volume when compared to transaction volume in the prior quarter, and timing of consumer repayment in the current year. This resulted in increased cash receipts from consumers during the three months ended March 31, 2024 as a result of collecting prior quarter outstanding balances. Additionally, we had a $0.9 million decrease in our prepaid expenses and other assets, primarily as a result of the timing of payments to our third-party partners, which resulted in increased cash payments during the three months ended March 31, 2024. Offset against these, we had a $0.8 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in decreased cash payments during the three months ended March 31, 2024 to vendors and personnel. We also had a $0.8 million increase in other receivables primarily related to the timing of collecting late payment fees that we have assessed, which decreased cash receipts during the three months ended March 31, 2024. During the three months ended March 31, 2024, cash payments for personnel-related expenses totaled $9.8 million, cash payments for processing costs totaled $11.2 million, and cash interest payments totaled $4.2 million.

The change in net cash from operating activities year-over-year was from increased cash receipts from consumers related to our increased profitability during the three months ended March 31, 2025.

Investing Activities

Net cash used for investing activities was $0.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the three months ended March 31, 2025 and 2024 was $36.1 million and $26.8 million, respectively. Our net cash used for financing activities during the three months ended March 31, 2025 was comprised of net payments to our line of credit totaling $34.2 million and repurchases of common stock totaling $2.4 million, offset against proceeds from stock option exercises totaling $0.5 million.

Net cash used for financing activities during the three months ended March 31, 2024 was comprised of net payments to our line of credit totaling $23.0 million, repurchases of common stock totaling $3.8 million, and payment of debt issuance costs totaling $0.1 million. $3.5 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were offset against proceeds from stock option exercises totaling $0.2 million.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses, equity based compensation, and income taxes. We believe these estimates have the greatest risk of affecting our consolidated financial statements; therefore, we consider these to be our critical accounting policies and estimates. Refer to Note 1. Principal Business Activity and Significant Accounting Policies within the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for a complete discussion of our significant accounting policies and critical accounting estimates.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of March 31, 2025 and December 31, 2024, we had a revolving line of credit facility of $150 million and $100 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of March 31, 2025 and December 31, 2024, we had $70.8 million and $105.0 million, respectively, outstanding under our line of credit. For the three months ended March 31, 2025, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.2 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the three months ended March 31, 2025.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the three months ended March 31, 2025 and 2024 would have resulted in an additional foreign currency translation adjustment of approximately $1.5 million and $1.6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the three months ended March 31, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. Investors are encouraged to review such risk factors, as they have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended March 31, 2025, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units and unrestricted stock issued under our equity incentive plans. The table below presents information with respect to such common stock purchases made by us during the three months ended March 31, 2025, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(3)
January 1, 2025 through January 31, 2025	38,778	$44.18	—	$—
February 1, 2025 through February 28, 2025	1,548	58.38	—	—
March 1, 2025 through March 31, 2025	16,452	38.90	—	50,000,000
Total	56,778	$43.04	—	$50,000,000

(1)Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per-share amounts have been retroactively adjusted.
(2)Of the total, 56,778 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(3)On March 10, 2025, the Board of Directors authorized a stock repurchase program to repurchase up to $50 million of our outstanding shares. This program commenced April 7, 2025 and expires April 7, 2026, or earlier if all transactions under our stock repurchase plan are completed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement. However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Form of Notice of Option Award*	10-K	001-41781	2/27/2025
10.2	Form of Notice of RSU Award*	10-K	001-41781	2/27/2025
10.3	Form of Notice of Unrestricted Stock Award*				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: May 7, 2025	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: May 7, 2025

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

Date: May 7, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 7, 2025

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 7, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer