Form 10-Q
period 2025-06-30
Sezzle Inc.
filed 2025-08-08
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at August 4, 2025 were 34,023,465.

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
•the impact of litigation, regulatory investigations and actions, and compliance issues on our business; and
•our ability to achieve our public benefit purpose and our election to forego B Corporation recertification.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	June 30, 2025	December 31, 2024
(in thousands, except per share amounts)	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$88,943	$73,185
Restricted cash, current, including amounts held by variable interest entity (“VIE”) of $8,608 and $4,096, respectively	10,559	4,850
Notes receivable	208,555	190,665
Allowance for credit losses	(23,615)	(26,103)
Notes receivable, net, including amounts held by VIE of $160,840 and $152,174, respectively	184,940	164,562
Other receivables, net	4,025	3,629
Prepaid expenses and other current assets	23,066	11,393
Total current assets	311,533	257,619
Non-Current Assets
Internally developed intangible assets, net	2,777	2,442
Operating right-of-use assets	735	800
Restricted cash, non-current	20,467	20,275
Deferred tax asset, net of $4,058 and $3,742 valuation allowance, respectively	14,420	16,905
Other assets	620	331
Total Assets	$350,552	$298,372

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$60,478	$68,967
Other payables	2,828	7,455
Deferred revenue	4,261	4,234
Other current liabilities	21,307	25,021
Total current liabilities	88,874	105,677
Non-Current Liabilities
Operating lease liabilities	759	823
Line of credit, net of unamortized debt issuance costs of $799 and $1,008, respectively, held by VIE	130,501	103,992
Other non-current liabilities	20	45
Total Liabilities	220,154	210,537

Commitments and Contingencies (see Note 8)

Stockholders' Equity*
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,237 and 34,786 shares issued, respectively; 34,015 and 33,735 shares outstanding, respectively	193,541	188,589
Stock subscriptions: 7 and no shares subscribed, respectively	(44)	—
Treasury stock, at cost: 1,222 and 1,051 shares, respectively	(16,507)	(9,391)
Accumulated other comprehensive loss	(766)	(1,588)
Accumulated deficit	(45,826)	(89,775)
Total Stockholders' Equity	130,398	87,835
Total Liabilities and Stockholders' Equity	$350,552	$298,372

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Total revenue	$98,702	$55,969	$203,614	$102,947

Operating Expenses
Personnel	11,681	12,737	26,729	23,762
Transaction expense	14,243	10,742	29,560	22,529
Third-party technology and data	3,428	2,180	6,802	4,337
Marketing, advertising, and tradeshows	8,772	995	14,118	1,650
General and administrative	3,846	2,522	6,977	4,902
Provision for credit losses	20,646	10,094	33,447	15,234
Total operating expenses	62,616	39,270	117,633	72,414

Operating Income	36,086	16,699	85,981	30,533

Other Income (Expense)
Net interest expense	(3,501)	(2,911)	(6,415)	(6,993)
Other income (expense), net	87	51	112	(40)
Fair value adjustment on warrants	—	—	—	(1,261)
Loss on extinguishment of line of credit	—	(260)	—	(260)
Income before taxes	32,672	13,579	79,678	21,979

Income tax expense (benefit)	5,068	(16,123)	15,910	(15,730)

Net Income	27,604	29,702	63,768	37,709

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	729	(75)	822	(74)

Total Comprehensive Income	$28,333	$29,627	$64,590	$37,635

Net income per share*:
Basic	$0.82	$0.87	$1.89	$1.11
Diluted	$0.78	$0.82	$1.80	$1.05

Weighted-average shares outstanding*:
Basic	33,733	33,961	33,792	33,952
Diluted	35,507	36,147	35,510	35,880

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2024	34,185	$186,017	$—	$(5,756)	$(647)	$(157,520)	$22,094
Equity based compensation	—	1,627	—	—	—	—	1,627
Stock option exercises	107	238	—	—	—	—	238
Warrant exercises	121	33	—	—	—	—	33
Restricted stock issuances and vesting of awards	572	740	—	—	—	—	740
Stock subscriptions receivable related to stock option exercises	4	39	(39)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	39	—	—	—	39
Conversion of warrant liabilities to stockholders' equity	—	2,229	—	—	—	—	2,229
Repurchase and retirement of common stock	(1,287)	(6,692)	—	—	—	(6,150)	(12,842)
Repurchase of common stock	(192)	—	—	(1,503)	—	—	(1,503)
Foreign currency translation adjustment	—	—	—	—	(74)	—	(74)
Net income	—	—	—	—	—	37,709	37,709
Balance at June 30, 2024	33,510	184,231	—	(7,259)	(721)	(125,961)	50,290

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares*	Amount
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	1,533	—	—	—	—	1,533
Stock option exercises	623	3,564	—	—	—	—	3,564
Restricted stock issuances and vesting of awards	500	3,539	—	—	—	—	3,539
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(171)	—	—	(7,116)	—	—	(7,116)
Foreign currency translation adjustment	—	—	—	—	822	—	822
Net income	—	—	—	—	—	63,768	63,768
Balance at June 30, 2025	34,015	193,541	(44)	(16,507)	(766)	(45,826)	$130,398

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at April 1, 2024	33,811	$186,290	$(39)	$(6,070)	$(646)	$(149,922)	$29,613
Equity based compensation	—	870	—	—	—	—	870
Stock option exercises	68	66	—	—	—	—	66
Warrant exercises	121	33	—	—	—	—	33
Restricted stock issuances and vesting of awards	311	592	—	—	—	—	592
Stock subscriptions collected related to stock option exercises	—	—	39	—	—	—	39
Repurchase and retirement of common stock	(693)	(3,620)	—	—	—	(5,741)	(9,361)
Repurchase of common stock	(108)	—	—	(1,189)	—	—	(1,189)
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net income	—	—	—	—	—	29,702	29,702
Balance at June 30, 2024	33,510	184,231	—	(7,259)	(721)	(125,961)	50,290

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at April 1, 2025	33,965	$192,703	$—	$(11,835)	$(1,495)	$(53,611)	$125,762
Equity based compensation	—	393	—	—	—	—	393
Stock option exercises	522	3,024	—	—	—	—	3,024
Restricted stock issuances and vesting of awards	315	1,105	—	—	—	—	1,105
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(115)	—	—	(4,672)	—	—	(4,672)
Foreign currency translation adjustment	—	—	—	—	729	—	729
Net income	—	—	—	—	—	27,604	27,604
Balance at June 30, 2025	34,015	193,541	(44)	(16,507)	(766)	(45,826)	$130,398

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
(in thousands)	2025	2024
Operating Activities:
Net income	$63,768	$37,709
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	598	474
Provision for credit losses	33,447	15,234
Provision for other credit losses	8,523	2,599
Equity based compensation and restricted stock vested	2,771	2,367
Amortization of debt issuance costs	219	315
Fair value adjustment on warrants	—	1,261
Impairment losses on long-lived assets	66	48
Gain on sale of fixed assets	(16)	(12)
Loss on extinguishment of line of credit	—	260
Deferred income taxes	2,485	(16,845)
Changes in operating assets and liabilities:
Notes receivable	(53,796)	(4,140)
Other receivables	(8,917)	(2,052)
Prepaid expenses and other assets	(11,606)	(1,177)
Merchant accounts payable	(8,931)	(2,554)
Other payables	(4,645)	2,736
Accrued and other liabilities	(1,496)	(3,348)
Deferred revenue	22	1,299
Operating leases	30	44
Net Cash Provided from Operating Activities	22,522	34,218

Investing Activities:
Purchase of property and equipment	(431)	(26)
Internally developed intangible asset additions	(897)	(748)
Net Cash Used for Investing Activities	(1,328)	(774)

Financing Activities:
Proceeds from line of credit	95,000	46,727
Payments to line of credit	(68,700)	(71,727)
Payments of debt issuance costs	(10)	(1,005)
Proceeds from stock option exercises	3,564	238
Stock subscriptions collected related to stock option exercises	—	39
Proceeds from warrant exercises	—	33
Repurchase of common stock	(30,663)	(14,345)
Net Cash Used for Financing Activities	(809)	(40,040)

Effect of exchange rate changes on cash	1,274	(111)
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,385	(6,596)
Cash, cash equivalents, and restricted cash, beginning of period	98,310	70,699
Cash, cash equivalents, and restricted cash, end of period	$119,969	$63,992

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$2,301	$—
Conversion of warrant liabilities to stockholders' equity	—	2,229

Supplementary disclosures:
Interest paid	$7,036	$7,149
Income taxes paid	25,169	1,527

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

Operating results reported for the three and six months ended June 30, 2025 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2025.

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

As of June 30, 2025 and December 31, 2024, our assets and liabilities measured at fair value were not material. The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$88,943	$88,943	$—	$—	$88,943
Restricted cash(1)	31,026	31,026	—	—	31,026
Notes receivable, net	184,940	—	—	184,940	184,940
Total assets	$304,909	$119,969	$—	$184,940	$304,909
Liabilities:
Line of credit, net	130,501	—	130,501	—	130,501
Total liabilities	$130,501	$—	$130,501	$—	$130,501

	December 31, 2024
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(2)	$73,170	$73,170	$—	$—	$73,170
Restricted cash(1)	25,125	25,125	—	—	25,125
Notes receivable, net	164,562	—	—	164,562	164,562
Total assets	$262,857	$98,295	$—	$164,562	$262,857
Liabilities:
Line of credit, net	$103,992	$—	$103,992	$—	$103,992
Total liabilities	$103,992	$—	$103,992	$—	$103,992

(1)Includes both restricted cash, current and restricted cash, non-current as disclosed on the consolidated balance sheets.
(2)Excludes $15 as of December 31, 2024 relating to money market securities that are reported at fair value.

Segments

Segments are components of a company that have discrete financial information available and are regularly evaluated by a chief operating decision maker (“CODM”) to assess performance and decide how resources are allocated. Our Chief Executive Officer is considered to be the CODM, and our operations comprise one reportable segment, primarily deriving revenue from our payment processing platform in North America. Our CODM manages business activities on a consolidated basis and uses consolidated net income, as reported on the consolidated statements of operations and comprehensive income, to evaluate financial performance, allocate resources, and monitor budget versus actuals. The measure of segment assets is reported on the consolidated balance sheets as total assets. Significant expenses reviewed by the CODM are the expense line items presented in the consolidated statements of operations and comprehensive income. There are no significant concentrations by state or geographical location.

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

Note 2. Total Revenue

Total revenue was $98.7 million and $56.0 million for the three months ended June 30, 2025 and 2024, respectively, and $203.6 million and $102.9 million for the six months ended June 30, 2025 and 2024, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the GMV plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase is recognized at the time the sale is completed and not deferred over the life of the loan. Promotional incentives are recognized in the period we fulfill our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands. Merchant and partner income totaled $23.8 million and $18.8 million for the three months ended June 30, 2025 and 2024, respectively, and $47.3 million and $38.1 million for the six months ended June 30, 2025 and 2024, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers make a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $27.8 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively, and $62.5 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $15.7 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $32.4 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,
	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$28,868	$22,729	$51,597	$21,344	$7,737	$29,081
Subscription revenue	—	22,577	22,577	—	19,847	19,847
Income from other sources	17,818	6,710	24,528	4,435	2,606	7,041
Total revenue	$46,686	$52,016	$98,702	$25,779	$30,190	$55,969

	For the six months ended June 30,
	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$58,188	$51,574	$109,762	$39,727	$15,972	$55,699
Subscription revenue	—	46,005	46,005	—	34,520	34,520
Income from other sources	36,418	11,429	47,847	7,785	4,943	12,728
Total revenue	$94,606	$109,008	$203,614	$47,512	$55,435	$102,947

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $3.0 million and $3.8 million as of June 30, 2025 and December 31, 2024, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $4.0 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively. Total revenue for the six months ended June 30, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024. Total revenue for the six months ended June 30, 2024 includes $2.6 million of revenue that was included in deferred revenue as of December 31, 2023.

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

As of June 30, 2025 and December 31, 2024, our notes receivable at amortized cost was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Notes receivable, gross	$211,562	$194,434
Deferred transaction income	(3,007)	(3,769)
Notes receivable, amortized cost	$208,555	$190,665

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025			December 31, 2024
	Amortized cost basis by year of origination
(in thousands)	2025	2024	Total	2024	2023	Total
A	$74,861	$4	$74,865	$57,945	$—	$57,945
B	79,850	9	79,859	74,999	1	75,000
C	53,724	47	53,771	57,646	—	57,646
No score	60	—	60	74	—	74
Total amortized cost	$208,495	$60	$208,555	$190,664	$1	$190,665

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of June 30, 2025 and December 31, 2024 was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Current	$176,104	$161,870
1–28 days past due	15,776	15,303
29–56 days past due	8,392	6,267
57–90 days past due	8,283	7,225
Total amortized cost	$208,555	$190,665

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$20,522	$9,183	$26,103	$12,253
Provision for credit losses	20,646	10,094	33,447	15,234
Charge-offs	(20,302)	(8,200)	(39,964)	(17,227)
Recoveries of charged-off receivables	2,749	709	4,029	1,526
Balance at end of period	$23,615	$11,786	$23,615	$11,786

Net charge-offs by year of origination for the six months ended June 30, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(12,648)	$(27,186)	$(4)	$(125)	$(1)	$(39,964)
Current period recoveries	—	3,432	259	151	187	4,029
Current period net charge-offs	$(12,648)	$(23,754)	$255	$26	$186	$(35,935)

Note 4. Other Receivables

As of June 30, 2025 and December 31, 2024, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Late payment fees receivable, net	$1,694	$993
Receivables from merchants	543	698
Receivables from originating partner	1,788	1,938
Other receivables, net	$4,025	$3,629

Late payment fees are applied to delinquent principal installments, subject to regulations within specific state jurisdictions. Any late payment fees associated with a delinquent payment are considered to be the same number of days delinquent as the principal payment. Late payment fees receivable, net, is comprised of outstanding late payment fees that we reasonably expect to collect from our consumers. As of June 30, 2025 and December 31, 2024, gross late payment fees receivable totaled $6.9 million and $6.3 million, respectively.

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

The activity in the allowance for other credit losses related to late payment fees, including the provision for other credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$4,993	$1,090	$5,276	$1,272
Provision for other credit losses	4,568	1,520	8,523	2,599
Charge-offs	(4,596)	(1,206)	(9,085)	(2,612)
Recoveries of charged-off receivables	284	122	535	267
Balance at end of period	$5,249	$1,526	$5,249	$1,526

Due to the nature of late payment fees, we monitor the credit quality of the receivables based on delinquency status. Late payment fees receivable were $6.9 million delinquent as of June 30, 2025, and $6.0 million delinquent and $0.3 million current as of December 31, 2024. Net late payment fee charge-offs by year of origination for the six months ended June 30, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(2,602)	$(6,460)	$(1)	$(22)	$—	$(9,085)
Current period recoveries	—	407	55	32	41	535
Current period net charge-offs	$(2,602)	$(6,053)	$54	$10	$41	$(8,550)

Receivables from merchants primarily represents amounts due to us from our long-term lending partner that will be used to settle outstanding merchant accounts payable. Receivables from originating partner represents amounts due to us from our originating partner that will be used to settle outstanding merchant accounts payable on orders originated by them. We do not expect to incur losses on receivables from merchants or our originating partner therefore, there is no allowance for credit losses recorded.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $43.7 million and $49.3 million were recorded within the DSIP balance as of June 30, 2025 and December 31, 2024, respectively. The average annual percentage yield and related interest expense was 4.22% and $0.5 million, and 4.83% and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The average annual percentage yield and related expense was 4.23% and $1.0 million, and 4.83% and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. Effective December 20, 2024, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily.

Deferred payments are due on demand, up to two hundred fifty thousand dollars during any seven day period, at the request of the merchant. Any request larger than two hundred fifty thousand dollars is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or limits. These limits and changes to the program can include but are not limited to maximum balances, withdrawal amount limits, withdrawal frequency, the daily incentive rate for all or a portion of a merchant’s specific DSIP balance, and the ability for merchants to participate in the DSIP.

Note 6. Other Current Liabilities

As of June 30, 2025 and December 31, 2024, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Consumer down payments on unpurchased originating partner receivables(1)	$13,839	$9,221
Accrued operational expenses	3,233	6,725
Accrued personnel expenses	4,110	8,979
Operating lease liabilities	125	96
Other current liabilities	$21,307	$25,021

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $131.3 million and $105.0 million as of June 30, 2025 and December 31, 2024, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of June 30, 2025 and December 31, 2024, we had pledged $181.9 million and $168.4 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $4.0 million and $39.0 million as of June 30, 2025 and December 31, 2024, respectively.

Expenses related to our line of credit for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense on utilization	$3,297	$2,264	$5,938	$5,765
Interest expense on unused daily amounts	40	94	108	118
Amortization of debt issuance costs	111	119	219	315

For the three months ended June 30, 2025 and 2024, our line of credit carried an effective annual interest rate of 13.05% and 12.75%, respectively. For the six months ended June 30, 2025 and 2024, our line of credit carried an effective annual interest rate of 10.05% and 13.98%, respectively.

Note 8. Commitments and Contingencies

Loan Commitments

On September 27, 2024, we entered into a five-year strategic partnership program with our originating partner by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement, effective September 27, 2024. We have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended June 30, 2025, the total order value of loans purchased from our originating partner was $820.7 million, and the carrying value of the receivables on those purchases totaled $603.0 million. During the six months ended June 30, 2025, the total order value of loans purchased from our originating partner was $1,527.6 million, and the carrying value of the receivables on those purchases totaled $1,121.8 million. As of June 30, 2025 and December 31, 2024, the total order value of loans we had an obligation to purchase from our originating partner was $48.9 million and $34.6 million, respectively, and the carrying value of the receivables on those obligations totaled $36.0 million and $25.4 million, respectively.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$27,604	$29,702	$63,768	$37,709

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,733	33,961	33,792	33,952
Diluted shares(2):
Stock options	369	616	337	557
Restricted stock units	1,405	1,421	1,381	1,229
Warrants	—	149	—	142
Weighted-average shares outstanding	35,507	36,147	35,510	35,880

Net income per share:
Basic	$0.82	$0.87	$1.89	$1.11
Diluted	$0.78	$0.82	$1.80	$1.05

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 273 and 575 shares were excluded from the denominator of diluted net income per share for the three and six months ended June 30, 2024, respectively.

Note 10. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact to our consolidated financial statements.

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

We provide consumers access to subscription products, short-term credit products at the point of sale, which may be free or subject to fees and/or interest, and access to interest-bearing loans with our third-party partner. We make a majority of our revenue from merchants, partners, fees from Sezzle On-Demand, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. Additionally, through collaboration with a third-party partner we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

Factors Affecting Results of Operations

The following key factors have affected our financial performance and are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. We stand at the intersection of digital shopping and a need for credit for consumers who prefer to use credit alternatives other than credit cards or do not have access to traditional credit products. We provide consumers access to subscription products, short-term credit products at the point of sale, which may be free or subject to fees and/or interest, and access to interest-bearing loans with our third-party partner.

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

Product Innovation

Our expanding product suite enables us to further promote our mission of financially empowering the next generation, and the adoption of these products by our consumers is expected to drive operating and financial performance. In 2024, we launched Payment Streaks, a new feature designed to reward consumers for consistent and timely payments. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers. In 2024, we also launched Sezzle On-Demand, which allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to certain merchant, product, goods, and service restrictions) in exchange for a finance charge, which is added to the consumer’s initial down payment. In 2025, we launched price comparison features in our product marketplace, providing consumers the ability to compare the price of a product across a variety of different merchants and receive notifications if the price drops. We also launched Sezzle Balance in 2025, which allows consumers to preload funds into a digital wallet for a simplified repayment process. We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

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

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and GMV in the fourth quarter have historically been strongest for us, in line with consumer spending habits during the holiday shopping season. These higher volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters. Increased charge-offs accompanying higher seasonal volumes typically result in a higher provision for credit losses on an absolute basis. We also see higher provision for credit losses as a percentage of GMV in the fourth quarter, resulting from more consumers generally spending more during the holiday shopping season, leading to a higher likelihood of losses.

Key Operating Metrics

Gross Merchandise Volume

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Gross Merchandise Volume (“GMV”)	$926,981	$532,236	$394,745	74.2%	$1,735,664	$1,024,908	$710,756	69.3%

GMV is defined as the total value of sales made by merchants based on the purchase price of each confirmed sale where a consumer has selected the Sezzle Platform as the applicable payment option. GMV does not represent revenue earned by us, is neither a component of our income, nor included within our financial results prepared in accordance with U.S. GAAP. However, we believe that GMV is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, including our Sezzle Premium and Sezzle Anywhere products, which is an indicator of the utilization and strength of the Sezzle Platform.

The increase in GMV was driven by increased usage of our subscription products and On-Demand, our focus on consumer acquisition, engagement, and retention through increased marketing and advertising initiatives, as well as changes to consumer underwriting.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of		Change
	June 30, 2025	December 31, 2024	#	%
	(in thousands, except percentages)
Active Consumers	2,860	2,725	135	4.9%
Monthly On-Demand Users and Subscribers	748	707	41	5.8%

“Active Consumers” is defined as unique consumers who have placed an order with us within the last twelve months. “Monthly On-Demand Users and Subscribers” (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended June 30, 2025, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period.

As of June 30, 2025, we had 0.5 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.3 million unique consumers who placed an On-Demand order during the month ended June 30, 2025. The increase in both Active Consumers and MODS is attributed to increased marketing and advertising initiatives during the current year.

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

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the GMV plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the loan’s duration using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed and not deferred over the life of the loan.
We also earn income from partners on consumer transactions. This income includes interchange fees through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase is recognized at the time the underlying order is placed and not deferred over the life of the loan. Promotional incentives are recognized in the period we fulfil our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands.

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

Provision for Credit Losses

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivable from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized through the provision for credit losses.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Transaction income	$51,597	$29,081	$22,516	77.4%	$109,762	$55,699	$54,063	97.1%
Subscription revenue	22,577	19,847	2,730	13.8%	46,005	34,520	11,485	33.3%
Income from other sources	24,528	7,041	17,487	248.4%	47,847	12,728	35,119	275.9%
Total revenue	$98,702	$55,969	$42,733	76.4%	$203,614	$102,947	$100,667	97.8%

For the three months ended June 30, 2025 and 2024, transaction income included merchant and partner income of $23.8 million and $18.8 million, respectively. For the six months ended June 30, 2025 and 2024, transaction income included merchant and partner income of $47.3 million and $38.1 million, respectively. The increase in merchant and partner income was a result of higher GMV in the current period, offset against costs related to purchasing loans from our loan originator.

Transaction income also increased as a result of consumer fees, which totaled $27.8 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively, and $62.5 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in consumer fees when comparing the three months ended June 30, 2025 and 2024 was primarily driven by higher GMV in the current period, which contributed to approximately $7.5 million of the increase; the introduction of new products, which contributed to approximately $6.1 million of the increase; and the standardization of consumer fees stemming from our strategic bank partnership, which contributed to the rest of the increase. The increase in consumer fees when comparing the six months ended June 30, 2025 and 2024 was primarily driven by the standardization of consumer fees, which contributed to $23.1 million of the increase; higher GMV in the current period, which contributed to approximately $12.2 million of the increase; and the introduction of new products, which contributed to approximately $9.6 million of the increase.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

For the three and six months ended June 30, 2025 and 2024, the increase in income from other sources was driven by higher consumer fee income as a result of the standardizing of consumer fees, as well as a higher absolute number of orders becoming past due, largely driven by higher GMV. Consumer late payment fees totaled $15.7 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $32.4 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively.

Personnel

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Personnel	$11,681	$12,737	$(1,056)	(8.3)%	$26,729	$23,762	$2,967	12.5%

The decrease when comparing the three months ended June 30, 2025 and 2024 was from less profit-sharing incentive program expense recorded during the three months ended June 30, 2025, offset against higher headcount. The increase when comparing the six months ended June 30, 2025 and 2024 was primarily driven by higher headcount during the six months ended June 30, 2025.

Recorded within personnel, equity based compensation totaled $1.5 million for the three months ended June 30, 2025 and 2024, and $2.8 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

Transaction Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Payment processing costs	$13,253	$9,087	$4,166	45.9%	$27,420	$19,253	$8,167	42.4%
Affiliate and partner fees	710	1,340	(630)	(47.0)%	1,532	2,541	(1,009)	(39.7)%
Other transaction expense	280	315	(35)	(11.1)%	608	735	(127)	(17.3)%
Transaction expense	$14,243	$10,742	$3,501	32.6%	$29,560	$22,529	$7,031	31.2%

The increase in payment processing costs was primarily driven by higher GMV during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. GMV growth outpaced the increase in payment processing expenses as a result of more efficient processing strategies in place in the current year.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. The decrease was from lower GMV on such partner platforms.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Third-party technology and data	$3,428	$2,180	$1,248	57.2%	$6,802	$4,337	$2,465	56.8%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$8,772	$995	$7,777	781.6%	$14,118	$1,650	$12,468	755.6%

The increase in marketing, advertising, and tradeshow costs was from expanding initiatives to promote consumer acquisition and co-market the Sezzle brand during the three and six months ended June 30, 2025.

General and Administrative

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$3,846	$2,522	$1,324	52.5%	$6,977	$4,902	$2,075	42.3%

The increase was primarily from higher professional service fees during the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, related to the scaling of our business. Costs related to the partnership with our loan originator also contributed to the increase.

Provision for Credit Losses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Provision for credit losses	$20,646	$10,094	$10,552	104.5%	$33,447	$15,234	$18,213	119.6%

The increase in credit losses was a result of higher GMV during the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024, as well as changes to consumer underwriting to promote consumer acquisition and retention.

Of the $10.6 million increase when comparing the three months ended June 30, 2025 and 2024, approximately $7.5 million was attributable to the increase in GMV. The rest of the increase was a result of changes in consumer underwriting. Of the $18.2 million increase when comparing the six months ended June 30, 2025 and 2024, approximately $10.6 million was attributable to the increase in GMV. The rest of the increase was a result of changes in consumer underwriting.

As a percentage of total revenue, the provision for credit losses was 20.9% and 18.0% for the three months ended June 30, 2025 and 2024, respectively, and 16.4% and 14.8% for the six months ended June 30, 2025 and 2024, respectively.

We expect that increases in GMV and revenue will likely result in higher absolute amounts of credit losses. Additionally, we expect changes in our underwriting strategy to affect the amount of credit losses as a percentage of total revenue. However, tightening or loosening our credit standards that apply to our consumers may impact both total revenue and credit losses to different extents, potentially causing changes in credit losses as a percentage of total revenue. Our underwriting strategy continues to evolve and, therefore, it is challenging to predict the effect changes in our underwriting would have on the amount of future credit losses as a percentage of total revenue.

Net Interest Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Net interest expense	$3,501	$2,911	$590	20.3%	$6,415	$6,993	$(578)	(8.3)%

The increase in net interest expense when comparing the three months ended June 30, 2025 and 2024 was primarily from higher outstanding borrowings on our line of credit during the three months ended June 30, 2025. The decrease in net interest expense when comparing the six months ended June 30, 2025 and 2024 was from entering into a new line of credit on April 19, 2024, which carries a lower interest rate than our previous line of credit.

Income Tax Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$5,068	$(16,123)	$21,191	Not meaningful	$15,910	$(15,730)	$31,640	Not meaningful

Our effective income tax rate for the three months ended June 30, 2025 and 2024 was 15.5% and (118.7%), respectively. Our effective income tax rate for the six months ended June 30, 2025 and 2024 was 20.0% and (71.6%), respectively. The change in the effective tax rate for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by a release of the majority of our valuation allowance during the three and six months ended June 30, 2024.

Additionally, for the three and six months ended June 30, 2025 we recorded discrete tax benefits of $3.1 million and $4.0 million, respectively, related to excess tax benefits on stock based compensation.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of June 30, 2025 and December 31, 2024, we maintained a $4.1 million and $3.7 million valuation allowance against our foreign net deferred tax assets, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2025 and 2024, our net income was $63.8 million and $37.7 million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of June 30, 2025, we had cash and cash equivalents of $88.9 million, compared to $73.2 million as of December 31, 2024. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of June 30, 2025 and December 31, 2024, we had restricted cash of $31.0 million and $25.1 million, respectively.

As of June 30, 2025 and December 31, 2024, we had working capital of $222.7 million and $151.9 million, respectively. Additionally, as of June 30, 2025 and December 31, 2024 we had an unused borrowing capacity on our line of credit of $4.0 million and $39.0 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the six months ended June 30,
(in thousands)	2025	2024
Net Cash Provided from Operating Activities	$22,522	$34,218
Net Cash Used for Investing Activities	(1,328)	(774)
Net Cash Used for Financing Activities	(809)	(40,040)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,385	$(6,596)

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the six months ended June 30, 2025, net cash provided from operating activities totaled $22.5 million, driven by our $63.8 million net income adjusted for $48.1 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, and offset against cash outflows of $89.3 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $53.8 million increase in our notes receivable related to higher transaction volume during the six months ended June 30, 2025, as well as timing of consumer repayments in the current year, resulting in decreased cash receipts from consumers during the current year. Cash outflows were also driven by an $11.6 million increase in prepaid assets and other assets related to the timing of receipts from taxing authorities and payments to vendors, an $8.9 million increase in other receivables related to higher late payment fees assessed in the current period not yet collected, and an $8.9 million decrease in merchant accounts payable related to the timing of payments to merchants. During the six months ended June 30, 2025, cash payments for personnel-related expenses totaled $29.7 million, cash payments for processing costs totaled $31.2 million, cash interest payments totaled $7.0 million, and cash paid for income taxes totaled $25.2 million.

During the six months ended June 30, 2024, net cash provided from operating activities totaled $34.2 million, which was primarily related to our $37.7 million of net income adjusted for $5.7 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $9.2 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $4.1 million increase in our notes receivable related to higher transaction volume during the six months ended June 30, 2024, as well as timing of consumer repayments. This resulted in a decrease of cash receipts from consumers during the six months ended June 30, 2024. Offset against these, we had a $3.3 million increase in accrued liabilities related to the timing of payments to vendors and personnel, which resulted in a decrease of cash payments during the six months ended June 30, 2024. During the six months ended June 30, 2024, cash payments for personnel-related expenses totaled $23.7 million, cash payments for processing costs totaled $20.3 million, and cash interest payments totaled $7.1 million.

The change in net cash from operating activities year-over-year was primarily from increased cash receipts from consumers related to our increased profitability during the six months ended June 30, 2025.

Investing Activities

Net cash used for investing activities was $1.3 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the six months ended June 30, 2025 and 2024 was $0.8 million and $40.0 million, respectively. Our net cash used for financing activities during the six months ended June 30, 2025 was driven by repurchases of common stock totaling $30.7 million, offset against net proceeds from our line of credit totaling $26.3 million and proceeds from stock option exercises totaling $3.6 million. $23.5 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans.

Net cash used for financing activities during the six months ended June 30, 2024 was comprised of net payments to our line of credit totaling $25.0 million, repurchases of common stock totaling $14.3 million, and payments of debt issuance costs totaling $1.0 million. $12.8 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were offset against proceeds from stock option exercises totaling $0.3 million.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of June 30, 2025 and December 31, 2024, we had a revolving line of credit facility of $150 million and $100 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of June 30, 2025 and December 31, 2024, we had $131.3 million and $105.0 million, respectively, outstanding under our line of credit. For the six months ended June 30, 2025, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.5 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the six months ended June 30, 2025.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the six months ended June 30, 2025 and 2024 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the six months ended June 30, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject.

On June 9, 2025, we filed a lawsuit against Shopify Inc. in the U.S. District Court for the District of Minnesota asserting federal and state antitrust violations. The lawsuit alleges that Shopify has been engaging and continues to engage in monopolistic and anticompetitive business practices in order to stifle competition for “buy now, pay later” service options on Shopify’s e-commerce platform. Sezzle is seeking an injunction to prevent Spotify from continuing its anticompetitive conduct and to restore competition and consumer choice. Sezzle is also seeking damages, which could be tripled under applicable laws. This matter is in preliminary stages and its outcome cannot be predicted with certainty.

While the outcome of these all matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive income, or cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:

If we lose our certification as a B Corporation or our publicly reported B Corporation score declines, our reputation could be harmed and our business could be adversely affected.

Certified B Corporation status is a certification by a third party, B Lab, which requires us to consider the impact of our decisions on our workers, customers, supplier, community and the environment. We must satisfy re-certification requirements when applying for B Certification renewal every three years. On August 7, 2025, we elected to forego recertification as a B Corporation and terminate our agreement with B Lab. Any changes in our status could create the perception that we are more focused on financial performance and no longer committed to the values shared by certified B Corporations. Further, now that we are no longer seeking recertification, we will not have an updated assessment score on our website. Our reputation could be harmed if we no longer publicly report a B Corporation score or there is a perception that we are no longer committed to the certified B Corporation standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Lab’s values.

Investors are encouraged to review such risk factors, as they have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Throughout the three months ended June 30, 2025, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units and unrestricted stock issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Reports on Form 8-K filed on March 10, 2025. The table below presents information with respect to such common stock purchases made by us during the three months ended June 30, 2025, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 1, 2025 through April 30, 2025	788,241	$35.02	678,529	$26,439,441
May 1, 2025 through May 31, 2025	1,447	91.53	—	26,439,441
June 1, 2025 through June 30, 2025	3,728	134.01	—	26,439,441
Total	793,416	$35.58	678,529	$26,439,441

(1)Of the total, 114,887 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On March 10, 2025, the Board of Directors authorized a stock repurchase program to repurchase up to $50 million of our outstanding shares. This program commenced April 7, 2025 and expires April 7, 2026, or earlier if all transactions under our stock repurchase plan are completed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On May 21, 2025, Justin Krause, the Company’s Principal Accounting Officer, adopted a Rule 10b5-1 trading arrangement (the
“Krause Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Krause Plan provides for the potential sale of up to 46,250 shares of the Company’s common stock, from August 25, 2025 until termination of the Krause Plan on
May 31, 2026, or earlier if all the transactions under the Krause Plan are completed.

However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Form of Notice of Option Award*	10-K	001-41781	2/27/2025
10.2	Form of Notice of RSU Award*	10-K	001-41781	2/27/2025
10.3	Form of Notice of Unrestricted Stock Award*	10-Q	001-41781	5/8/2025
10.4	Form of Notice of Restricted Stock Award*				X
10.5	Amendment to Sezzle Inc. 2021 Equity Incentive Plan*	8-K	001-41781	8/4/2025
10.6	Form of Award Amendment*	8-K	001-41781	8/4/2025
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: August 7, 2025	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: August 7, 2025

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

Date: August 7, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 7, 2025

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 7, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer