Form 10-Q
period 2025-09-30
Sezzle Inc.
filed 2025-11-06
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at November 3, 2025 were 34,153,102.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	September 30, 2025	December 31, 2024
(in thousands, except per share amounts)	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents	$104,147	$73,185
Restricted cash, current, including amounts held by variable interest entity (“VIE”) of $9,930 and $4,096, respectively	10,915	4,850
Notes receivable	217,849	190,665
Allowance for credit losses	(33,718)	(26,103)
Notes receivable, net, including amounts held by VIE of $156,000 and $152,174, respectively	184,131	164,562
Other receivables, net	7,423	3,629
Prepaid expenses and other current assets	22,838	11,393
Total current assets	329,454	257,619
Non-Current Assets
Internally developed intangible assets, net	3,094	2,442
Operating right-of-use assets	700	800
Restricted cash, non-current	19,594	20,275
Deferred tax asset, net of $4,013 and $3,742 valuation allowance, respectively	13,443	16,905
Other assets	679	331
Total Assets	$366,964	$298,372

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$57,829	$68,967
Other payables	6,422	7,455
Deferred revenue	4,845	4,234
Other current liabilities	24,566	25,021
Total current liabilities	93,662	105,677
Non-Current Liabilities
Operating lease liabilities	711	823
Line of credit, net of unamortized debt issuance costs of $688 and $1,008, respectively, held by VIE	117,312	103,992
Other non-current liabilities	9	45
Total Liabilities	211,694	210,537

Commitments and Contingencies (see Note 8)

Stockholders' Equity*
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,423 and 34,786 shares issued, respectively; 34,153 and 33,735 shares outstanding, respectively	196,004	188,589
Treasury stock, at cost: 1,270 and 1,051 shares, respectively	(20,474)	(9,391)
Accumulated other comprehensive loss	(1,105)	(1,588)
Accumulated deficit	(19,155)	(89,775)
Total Stockholders' Equity	155,270	87,835
Total Liabilities and Stockholders' Equity	$366,964	$298,372

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Total revenue	$116,796	$69,958	$320,410	$172,905

Operating Expenses
Personnel	14,320	13,423	41,049	37,185
Transaction expense	17,435	12,761	46,995	35,290
Third-party technology and data	3,705	2,387	10,507	6,724
Marketing, advertising, and tradeshows	8,775	2,726	22,893	4,376
General and administrative	4,823	2,417	11,800	7,319
Provision for credit losses	32,177	15,402	65,624	30,636
Total operating expenses	81,235	49,116	198,868	121,530

Operating Income	35,561	20,842	121,542	51,375

Other Income (Expense)
Net interest expense	(3,923)	(3,328)	(10,338)	(10,321)
Other income (expense), net	(6)	95	106	55
Fair value adjustment on warrants	—	—	—	(1,261)
Loss on extinguishment of line of credit	—	—	—	(260)
Income before taxes	31,632	17,609	111,310	39,588

Income tax expense (benefit)	4,961	2,163	20,871	(13,567)

Net Income	26,671	15,446	90,439	53,155

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(339)	72	483	(2)

Total Comprehensive Income	$26,332	$15,518	$90,922	$53,153

Net income per share*:
Basic	$0.78	$0.46	$2.67	$1.58
Diluted	$0.75	$0.44	$2.55	$1.49

Weighted-average shares outstanding*:
Basic	34,048	33,272	33,878	33,725
Diluted	35,675	35,435	35,448	35,689

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2024	34,185	$186,017	$—	$(5,756)	$(647)	$(157,520)	$22,094
Equity based compensation	—	2,532	—	—	—	—	2,532
Stock option exercises	291	1,566	—	—	—	—	1,566
Warrant exercises	301	401	—	—	—	—	401
Restricted stock issuances and vesting of awards	704	1,291	—	—	—	—	1,291
Stock subscriptions receivable related to stock option exercises	4	39	(39)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	39	—	—	—	39
Conversion of warrant liabilities to stockholders' equity	—	2,229	—	—	—	—	2,229
Repurchase and retirement of common stock	(1,769)	(9,208)	—	—	—	(10,777)	(19,985)
Repurchase of common stock	(235)	—	—	(2,182)	—	—	(2,182)
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	53,155	53,155
Balance at September 30, 2024	33,481	184,867	—	(7,938)	(649)	(115,142)	61,138

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares*	Amount
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	2,035	—	—	—	—	2,035
Stock option exercises	635	3,618	—	—	—	—	3,618
Restricted stock issuances and vesting of awards	674	5,446	—	—	—	—	5,446
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	44	—	—	—	44
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(219)	—	—	(11,083)	—	—	(11,083)
Foreign currency translation adjustment	—	—	—	—	483	—	483
Net income	—	—	—	—	—	90,439	90,439
Balance at September 30, 2025	34,153	196,004	—	(20,474)	(1,105)	(19,155)	$155,270

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at July 1, 2024	33,510	$184,231	$—	$(7,259)	$(721)	$(125,961)	$50,290
Equity based compensation	—	905	—	—	—	—	905
Stock option exercises	184	1,328	—	—	—	—	1,328
Warrant exercises	180	368	—	—	—	—	368
Restricted stock issuances and vesting of awards	132	551	—	—	—	—	551
Repurchase and retirement of common stock	(482)	(2,516)	—	—	—	(4,627)	(7,143)
Repurchase of common stock	(43)	—	—	(679)	—	—	(679)
Foreign currency translation adjustment	—	—	—	—	72	—	72
Net income	—	—	—	—	—	15,446	15,446
Balance at September 30, 2024	33,481	184,867	—	(7,938)	(649)	(115,142)	61,138

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares	Amount
Balance at July 1, 2025	34,015	$193,541	$(44)	$(16,507)	$(766)	$(45,826)	$130,398
Equity based compensation	—	502	—	—	—	—	502
Stock option exercises	12	54	—	—	—	—	54
Restricted stock issuances and vesting of awards	174	1,907	—	—	—	—	1,907
Stock subscriptions collected related to stock option exercises	—	—	44	—	—	—	44
Repurchase of common stock	(48)	—	—	(3,967)	—	—	(3,967)
Foreign currency translation adjustment	—	—	—	—	(339)	—	(339)
Net income	—	—	—	—	—	26,671	26,671
Balance at September 30, 2025	34,153	196,004	—	(20,474)	(1,105)	(19,155)	$155,270

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
(in thousands)	2025	2024
Operating Activities:
Net income	$90,439	$53,155
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	967	707
Provision for credit losses	65,624	30,636
Provision for other credit losses	20,814	4,940
Equity based compensation and restricted stock vested	5,180	3,823
Amortization of debt issuance costs	330	417
Fair value adjustment on warrants	—	1,261
Impairment losses on long-lived assets	68	48
Gain on sale of fixed assets	(14)	(37)
Loss on extinguishment of line of credit	—	260
Deferred income taxes	3,462	(14,941)
Changes in operating assets and liabilities:
Notes receivable	(85,172)	(32,994)
Other receivables	(24,605)	(7,192)
Prepaid expenses and other assets	(11,352)	(3,122)
Merchant accounts payable	(11,445)	(3,474)
Other payables	(1,059)	4,986
Accrued and other liabilities	1,738	(334)
Deferred revenue	608	1,730
Operating leases	35	59
Net Cash Provided from Operating Activities	55,618	39,928

Investing Activities:
Purchase of property and equipment	(594)	(36)
Internally developed intangible asset additions	(1,509)	(1,022)
Net Cash Used for Investing Activities	(2,103)	(1,058)

Financing Activities:
Proceeds from line of credit	105,800	74,727
Payments to line of credit	(92,800)	(74,727)
Payments of debt issuance costs	(10)	(1,052)
Proceeds from stock option exercises	3,618	1,566
Stock subscriptions collected related to stock option exercises	44	39
Proceeds from warrant exercises	—	401
Repurchase of common stock	(34,630)	(22,167)
Net Cash Used for Financing Activities	(17,978)	(21,213)

Effect of exchange rate changes on cash	809	(13)
Net increase in cash, cash equivalents, and restricted cash	35,537	17,657
Cash, cash equivalents, and restricted cash, beginning of period	98,310	70,699
Cash, cash equivalents, and restricted cash, end of period	$134,656	$88,343

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$2,301	$—
Conversion of warrant liabilities to stockholders' equity	—	2,229

Supplementary disclosures:
Interest paid	$11,248	$10,477
Income taxes paid	25,324	3,545

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

Operating results reported for the three and nine months ended September 30, 2025 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2025.

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

As of September 30, 2025 and December 31, 2024, our assets and liabilities measured at fair value were not material. The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$104,147	$104,147	$—	$—	$104,147
Restricted cash(1)	30,509	30,509	—	—	30,509
Notes receivable, net	184,131	—	—	184,131	184,131
Total assets	$318,787	$134,656	$—	$184,131	$318,787
Liabilities:
Line of credit, net	117,312	—	117,312	—	117,312
Total liabilities	$117,312	$—	$117,312	$—	$117,312

	December 31, 2024
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(2)	$73,170	$73,170	$—	$—	$73,170
Restricted cash(1)	25,125	25,125	—	—	25,125
Notes receivable, net	164,562	—	—	164,562	164,562
Total assets	$262,857	$98,295	$—	$164,562	$262,857
Liabilities:
Line of credit, net	$103,992	$—	$103,992	$—	$103,992
Total liabilities	$103,992	$—	$103,992	$—	$103,992

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

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires, in the notes to the consolidated financial statements, the disaggregation of certain expenses within relevant expense captions in tabular format, incremental qualitative disclosures about expenses, and the disclosure of total selling expenses.	Year ended December 31, 2027	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We will include the enhanced disclosure requirements in our 2027 annual consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU removes all references to prescriptive and sequential software development stages; instead entities are required to start capitalizing internal-use software and website development costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.	Year ended December 31, 2028	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

There are additional new accounting pronouncements issued by the FASB that we have not yet adopted. We do not believe any of these additional accounting pronouncements will have a material impact on the consolidated financial statements or disclosures.

Recently Enacted Legislation

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

Note 2. Total Revenue

Total revenue was $116.8 million and $70.0 million for the three months ended September 30, 2025 and 2024, respectively, and $320.4 million and $172.9 million for the nine months ended September 30, 2025 and 2024, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the GMV plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we originate is recognized over the loan’s duration using the effective interest method. Virtual card interchange income related to loans we purchase is recognized at the time the sale is completed and not deferred over the life of the loan. Promotional incentives are recognized in the period we fulfill our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands. Merchant and partner income totaled $26.0 million and $21.9 million for the three months ended September 30, 2025 and 2024, respectively, and $73.3 million and $59.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers make a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $33.5 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively, and $96.0 million and $32.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $21.0 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, and $53.4 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,
	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$34,299	$25,244	$59,543	$26,951	$9,446	$36,397
Subscription revenue	—	24,340	24,340	—	22,857	22,857
Income from other sources	25,016	7,897	32,913	7,452	3,252	10,704
Total revenue	$59,315	$57,481	$116,796	$34,403	$35,555	$69,958

	For the nine months ended September 30,
	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$92,488	$76,817	$169,305	$66,678	$25,418	$92,096
Subscription revenue	—	70,345	70,345	—	57,377	57,377
Income from other sources	61,433	19,327	80,760	15,237	8,195	23,432
Total revenue	$153,921	$166,489	$320,410	$81,915	$90,990	$172,905

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. Such income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. The income is then recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $2.3 million and $3.8 million as of September 30, 2025 and December 31, 2024, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $4.6 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively. Total revenue for the nine months ended September 30, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024. Total revenue for the nine months ended September 30, 2024 includes $2.6 million of revenue that was included in deferred revenue as of December 31, 2023.

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

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Since our portfolio is comprised of one product segment, point-of-sale unsecured installment loans, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which includes unpaid principal adjusted for charge-offs and deferred loan fees and costs. The amortized cost basis is adjusted for the allowance for credit losses within notes receivable, net.

As of September 30, 2025 and December 31, 2024, our notes receivable at amortized cost was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Notes receivable, gross	$220,115	$194,434
Deferred loan fees and costs	(2,266)	(3,769)
Notes receivable, amortized cost	$217,849	$190,665

Deferred loan fees and costs are primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to transaction income on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 34 days.

We closely monitor credit quality for our notes receivable to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay, and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”). We evaluate the credit risk of our portfolio by grouping Prophet Scores into three buckets that range from A to C, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. Our risk and fraud team closely monitors the distribution of Prophet Scores for signs of changes in credit risk exposure and portfolio performance. The risk and fraud team also evaluates the integrity of the Prophet Score machine learning model at least annually and updates it as necessary. We last updated the Prophet Score model in October 2023.

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025			December 31, 2024
	Amortized cost basis by year of origination
(in thousands)	2025	2024	Total	2024	2023	Total
A	$76,805	$5	$76,810	$57,945	$—	$57,945
B	79,729	19	79,748	74,999	1	75,000
C	61,147	101	61,248	57,646	—	57,646
No score	43	—	43	74	—	74
Total amortized cost	$217,724	$125	$217,849	$190,664	$1	$190,665

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of September 30, 2025 and December 31, 2024 was as follows:

(in thousands)	September 30, 2025	December 31, 2024
Current	$175,801	$161,870
1–28 days past due	19,739	15,303
29–56 days past due	11,485	6,267
57–90 days past due	10,824	7,225
Total amortized cost	$217,849	$190,665

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

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$23,615	$11,786	$26,103	$12,253
Provision for credit losses	32,177	15,402	65,624	30,636
Charge-offs	(23,394)	(9,167)	(63,358)	(26,394)
Recoveries of charged-off receivables	1,320	605	5,349	2,131
Balance at end of period	$33,718	$18,626	$33,718	$18,626

Net charge-offs by year of origination for the nine months ended September 30, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(36,014)	$(27,214)	$(4)	$(125)	$(1)	$(63,358)
Current period recoveries	587	3,941	344	210	267	5,349
Current period net charge-offs	$(35,427)	$(23,273)	$340	$85	$266	$(58,009)

Note 4. Other Receivables

As of September 30, 2025 and December 31, 2024, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Delinquency fees receivable, net	$5,109	$993
Receivables from merchants	525	698
Receivables from originating partner	1,789	1,938
Other receivables, net	$7,423	$3,629

Delinquency fees are comprised of late payment fees and failed payment fees. Late payment fees are applied to delinquent principal installments. Failed payment fees are applied when a payment method fails when attempting to make an installment payment. Delinquency fees are subject to regulations within specific state jurisdictions and are considered to be the same number of days delinquent as the principal payment associated with the fee. Delinquency fees receivable, net, is comprised of outstanding delinquency fees that we reasonably expect to collect from our consumers. As of September 30, 2025 and December 31, 2024, gross delinquency fees receivable totaled $17.0 million and $6.3 million, respectively.

Our delinquency fees receivable are considered past due when the principal associated with the order has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. We maintain an allowance for other credit losses at a level necessary to absorb expected credit losses on delinquency fees receivable from our consumers. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for other credit losses. Any adjustment to the allowance for other credit losses is recognized in net income through an offset to total revenue on our consolidated statements of operations and comprehensive income. Payments recovered after 90 days are recognized as a reduction to the allowance for other credit losses in the period the receivable is recovered.

The activity in the allowance for other credit losses related to delinquency fees, including the provision for other credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$5,249	$1,526	$5,276	$1,272
Provision for other credit losses	12,291	2,341	20,814	4,940
Charge-offs	(6,174)	(1,382)	(15,259)	(3,994)
Recoveries of charged-off receivables	511	108	1,046	375
Balance at end of period	$11,877	$2,593	$11,877	$2,593

Due to the nature of delinquency fees, we monitor the credit quality of the receivables based on delinquency status. Delinquency fees receivable were $17.0 million delinquent as of September 30, 2025, and $6.0 million delinquent and $0.3 million current as of December 31, 2024. Net delinquency fee charge-offs by year of origination for the nine months ended September 30, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(8,763)	$(6,473)	$(1)	$(22)	$—	$(15,259)
Current period recoveries	249	621	74	45	57	1,046
Current period net charge-offs	$(8,514)	$(5,852)	$73	$23	$57	$(14,213)

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

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $43.0 million and $49.3 million were recorded within the DSIP balance as of September 30, 2025 and December 31, 2024, respectively. The average annual percentage yield and related interest expense was 4.17% and $0.5 million, and 4.95% and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The average annual percentage yield and related expense was 4.15% and $1.4 million, and 4.77% and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. Effective December 20, 2024, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily.

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

Note 6. Other Current Liabilities

As of September 30, 2025 and December 31, 2024, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Consumer down payments on unpurchased originating partner receivables(1)	$14,797	$9,221
Accrued operational expenses	3,679	6,725
Accrued personnel expenses	5,947	8,979
Operating lease liabilities	143	96
Other current liabilities	$24,566	$25,021

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $118.0 million and $105.0 million as of September 30, 2025 and December 31, 2024, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of September 30, 2025 and December 31, 2024, we had pledged $185.9 million and $168.4 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $32.0 million and $39.0 million as of September 30, 2025 and December 31, 2024, respectively.

Expenses related to our line of credit for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense on utilization	$3,735	$2,608	$9,673	$8,373
Interest expense on unused daily amounts	22	82	130	200
Amortization of debt issuance costs	112	102	330	417

For the three months ended September 30, 2025 and 2024, our line of credit carried an effective annual interest rate of 11.99% and 12.65%, respectively. For the nine months ended September 30, 2025 and 2024, our line of credit carried an effective annual interest rate of 11.57% and 11.75%, respectively.

Note 8. Commitments and Contingencies

Loan Commitments

On September 27, 2024, we entered into a five-year strategic partnership program with our originating partner by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement. We have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended September 30, 2025, the total order value of loans purchased from our originating partner was $942.2 million, and the carrying value of the receivables on those purchases totaled $693.3 million. During the nine months ended September 30, 2025, the total order value of loans purchased from our originating partner was $2,469.7 million, and the carrying value of the receivables on those purchases totaled $1,815.1 million. As of September 30, 2025 and December 31, 2024, the total order value of loans we had an obligation to purchase from our originating partner was $51.4 million and $34.6 million, respectively, and the carrying value of the receivables on those obligations totaled $37.8 million and $25.4 million, respectively.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$26,671	$15,446	$90,439	$53,155

Denominator(1):
Basic shares:
Weighted-average shares outstanding	34,048	33,272	33,878	33,725
Diluted shares(2):
Stock options	379	725	351	574
Restricted stock units	1,248	1,438	1,219	1,390
Warrants	—	—	—	—
Weighted-average shares outstanding	35,675	35,435	35,448	35,689

Net income per share:
Basic	$0.78	$0.46	$2.67	$1.58
Diluted	$0.75	$0.44	$2.55	$1.49

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, affected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 252 and 262 shares were excluded from the denominator of diluted net income per share for the three and nine months ended September 30, 2024, respectively.

Note 10. Subsequent Events

On October 30, 2025, Sezzle Funding SPE II, LLC (the “Borrower”), a wholly owned indirect subsidiary of Sezzle, Bastion Funding VI LP, as administrative agent, and certain lenders party thereto, executed Amendment No. 3 (the “Amendment”) to the Revolving Credit and Security Agreement dated April 19, 2024, as amended. The terms of the Amendment, among other things, increased the amount of the Borrower’s borrowing capacity from $150.0 million to $225.0 million by exercising the previously available $75.0 million accordion feature.

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

Key Operating Metrics

Gross Merchandise Volume

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Gross Merchandise Volume (“GMV”)	$1,047,299	$659,889	$387,410	58.7%	$2,782,962	$1,684,797	$1,098,165	65.2%

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

The increase in GMV was driven by increased usage of our subscription products and On-Demand; our focus on consumer acquisition, engagement, and retention through increased marketing and advertising initiatives; as well as changes to consumer underwriting.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of		Change
	September 30, 2025	December 31, 2024	#	%
	(in thousands, except percentages)
Active Consumers	2,971	2,725	246	9.0%
Monthly On-Demand Users and Subscribers	784	707	77	11.0%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. Monthly On-Demand Users and Subscribers (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended September 30, 2025, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period.

As of September 30, 2025, we had 0.6 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.2 million unique consumers who placed an On-Demand order during the month ended September 30, 2025. The increase in both Active Consumers and MODS is attributed to increased marketing and advertising initiatives during the current year.

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

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers makes a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers pay a finance charge to use Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible.

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

Significant judgment is required in determining whether or not our net deferred tax assets are more likely than not to be realized. We assess the realizability of our deferred tax assets by taking into account all relevant positive and negative evidence at each reporting date, including our history of taxable income adjusted for permanent book-tax differences, volatility in our earnings, impacts of the timing and reversal of temporary book-tax differences, and our projected future earnings. Our valuation allowance assessment is based on our best estimate of future results considering all available, relevant evidence.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Results of Operations

Total Revenue

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Transaction income	$59,543	$36,397	$23,146	63.6%	$169,305	$92,096	$77,209	83.8%
Subscription revenue	24,340	22,857	1,483	6.5%	70,345	57,377	12,968	22.6%
Income from other sources	32,913	10,704	22,209	207.5%	80,760	23,432	57,328	244.7%
Total revenue	$116,796	$69,958	$46,838	67.0%	$320,410	$172,905	$147,505	85.3%

For the three months ended September 30, 2025 and 2024, transaction income included merchant and partner income of $26.0 million and $21.9 million, respectively. For the nine months ended September 30, 2025 and 2024, transaction income included merchant and partner income of $73.3 million and $59.9 million, respectively. The increase in merchant and partner income was a result of higher GMV in the current period, offset against costs related to purchasing loans from our loan originator.

Transaction income also increased as a result of consumer fees, which totaled $33.5 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively, and $96.0 million and $32.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in consumer fees when comparing the three months ended September 30, 2025 and 2024 was driven by the introduction of new products, contributing to approximately $7.2 million of the increase; a higher count of fees charged in the current period, primarily due to higher GMV, contributing to approximately $6.8 million of the increase; and the standardization of consumer fees stemming from our strategic bank partnership, which contributed to the remainder of the increase. The increase in consumer fees when comparing the nine months ended September 30, 2025 and 2024 was driven by a higher number of fees charged in the current period, contributing to approximately $41.7 million of the increase; the introduction of new products, contributing to approximately $16.8 million of the increase; and the standardization of consumer fees stemming from our strategic bank partnership, which contributed to the remainder of the increase.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

For the three and nine months ended September 30, 2025 and 2024, the increase in income from other sources was largely driven by higher consumer fee income as a result of the standardizing of consumer fees, as well as a higher absolute number of orders becoming past due because of higher GMV. Increases attributable to fee standardization and the count of fees assessed contributed to approximately $10.2 million and $7.4 million, respectively, of the increase when comparing the three months ended September 30, 2025 and 2024. Increases attributable to fee standardization and the number of fees assessed contributed to approximated $22.5 million and $23.7 million, respectively, of the increase when comparing the nine months ended September 30, 2025 and 2024. Consumer late payment fees totaled $21.0 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, and $53.4 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively. Marketing and other revenue from affiliates also contributed to the increase in income from other sources for the three and nine months ended September 30, 2025 and 2024.

Personnel

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Personnel	$14,320	$13,423	$897	6.7%	$41,049	$37,185	$3,864	10.4%

The increase in personnel was driven by higher headcount during the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024. Recorded within personnel, equity based compensation totaled $2.4 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Transaction Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Payment processing costs	$16,438	$11,230	$5,208	46.4%	$43,858	$30,483	$13,375	43.9%
Affiliate and partner fees	645	1,233	(588)	(47.7)%	2,177	3,774	(1,597)	(42.3)%
Other transaction expense	352	298	54	18.0%	960	1,033	(73)	(7.1)%
Transaction expense	$17,435	$12,761	$4,674	36.6%	$46,995	$35,290	$11,705	33.2%

The increase in payment processing costs was primarily driven by higher GMV during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. GMV growth outpaced the increase in payment processing expenses as a result of more efficient processing strategies in place in the current year.

Merchant affiliate program and partnership fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. The decrease was from lower GMV on such partner platforms.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Third-party technology and data	$3,705	$2,387	$1,318	55.2%	$10,507	$6,724	$3,783	56.3%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$8,775	$2,726	$6,049	221.9%	$22,893	$4,376	$18,517	423.1%

The increase in marketing, advertising, and tradeshow costs was from expanding initiatives to promote consumer acquisition and co-market the Sezzle brand during the three and nine months ended September 30, 2025.

General and Administrative

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$4,823	$2,417	$2,406	99.5%	$11,800	$7,319	$4,481	61.2%

The increase was primarily from higher professional service fees during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, related to the scaling of our business. Costs related to the partnership with our loan originator also contributed to the increase.

Provision for Credit Losses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Provision for credit losses	$32,177	$15,402	$16,775	108.9%	$65,624	$30,636	$34,988	114.2%

The increase in credit losses was a result of higher GMV during the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024, as well as changes to consumer underwriting to promote consumer acquisition and retention.

Of the $16.8 million increase when comparing the three months ended September 30, 2025 and 2024, approximately $9.0 million was attributable to the increase in GMV. The rest of the increase was a result of changes in consumer underwriting. Of the $35.0 million increase when comparing the nine months ended September 30, 2025 and 2024, approximately $20.0 million was attributable to the increase in GMV. The rest of the increase was a result of changes in consumer underwriting.

As a percentage of total revenue, the provision for credit losses was 27.5% and 22.0% for the three months ended September 30, 2025 and 2024, respectively, and 20.5% and 17.7% for the nine months ended September 30, 2025 and 2024, respectively.

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

Net Interest Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Net interest expense	$3,923	$3,328	$595	17.9%	$10,338	$10,321	$17	0.2%

The increase in net interest expense was primarily from higher outstanding borrowings on our line of credit during the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024. Net interest expenses remained flat when comparing the nine months ended September 30, 2025 and 2024, as the higher borrowing were offset by entering into a new line of credit on April 19, 2024, which carries a lower interest rate than our previous line of credit.

Income Tax Expense (Benefit)

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$4,961	$2,163	$2,798	129.4%	$20,871	$(13,567)	$34,438	Not meaningful

Our effective income tax rate for the three months ended September 30, 2025 and 2024 was 15.7% and 12.3%, respectively. Our effective income tax rate for the nine months ended September 30, 2025 and 2024 was 18.8% and (34.3%), respectively. The change in the effective tax rate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by the impact of discrete tax items, including excess tax benefits for equity based compensation. The change in the effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by a release of the majority of our valuation allowance.

Additionally, for the three and nine months ended September 30, 2025 we recorded discrete tax benefits of $2.5 million and $6.9 million, respectively, primarily related to excess tax benefits on stock based compensation.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As of September 30, 2025 and December 31, 2024, we maintained a $4.0 million and $3.7 million valuation allowance against our foreign net deferred tax assets, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2025 and 2024, our net income was $90.4 million and $53.2 million, respectively. We have historically financed our operating and capital needs primarily through private sales of equity, our capital raises on the Australian Securities Exchange (ASX), and our revolving line of credit. As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of September 30, 2025, we had cash and cash equivalents of $104.1 million, compared to $73.2 million as of December 31, 2024. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of September 30, 2025 and December 31, 2024, we had restricted cash of $30.5 million and $25.1 million, respectively.

As of September 30, 2025 and December 31, 2024, we had working capital of $235.8 million and $151.9 million, respectively. Additionally, as of September 30, 2025 and December 31, 2024 we had an unused borrowing capacity on our line of credit of $32.0 million and $39.0 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the nine months ended September 30,
(in thousands)	2025	2024
Net Cash Provided from Operating Activities	$55,618	$39,928
Net Cash Used for Investing Activities	(2,103)	(1,058)
Net Cash Used for Financing Activities	(17,978)	(21,213)
Net increase in cash, cash equivalents, and restricted cash	$35,537	$17,657

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the nine months ended September 30, 2025, net cash provided from operating activities totaled $55.6 million, driven by our $90.4 million net income adjusted for $96.4 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, and offset against cash outflows of $131.3 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $85.2 million increase in our notes receivable related to higher transaction volume and timing of consumer repayments, and a $24.6 million increase in our other receivables related to higher delinquency fees assessed in the current period not yet collected, both of which resulted in decreased cash receipts from consumers during the current year. Cash outflows were also driven by an $11.4 million increase in prepaid assets and other assets related to the timing of receipts from taxing authorities and payments to vendors, and an $11.4 million decrease in accounts payable related to the timing of payments to merchants. During the nine months ended September 30, 2025, cash payments for personnel-related expenses totaled $40.7 million, cash payments for processing costs totaled $47.7 million, cash interest payments totaled $11.2 million, and cash paid for income taxes totaled $25.3 million.

During the nine months ended September 30, 2024, net cash provided from operating activities totaled $39.9 million, which was primarily related to our $53.2 million of net income adjusted for $27.1 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, offset against cash outflows of $40.3 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $33.0 million increase in our notes receivable related to higher transaction volume during the nine months ended September 30, 2024, as well as timing of consumer repayments. Cash outflows from changes in our operating assets and liabilities were also driven by a $7.2 million increase in other receivables related to increased late payment fees assessed in the current period and the timing of consumers paying such fees. These both resulted in a decrease of cash receipts from consumers during the nine months ended September 30, 2024. Offset against these, we had a $5.0 million increase in other payables as a result of the timing of payments received from consumers on receivables owned by our originating partner that we have not yet purchased, which resulted in an increase in cash receipts from consumers during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, cash payments for personnel-related expenses totaled $33.6 million, cash payments for processing costs totaled $31.3 million, cash interest payments totaled $10.5 million, and cash paid for income taxes totaled $3.5 million.

Investing Activities

Net cash used for investing activities was $2.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. Cash outflows for investing activities were used for purchasing computer equipment and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the nine months ended September 30, 2025 and 2024 was $18.0 million and $21.2 million, respectively. Our net cash used for financing activities during the nine months ended September 30, 2025 was driven by repurchases of common stock totaling $34.6 million, offset against net proceeds from our line of credit totaling $13.0 million and proceeds from stock option exercises totaling $3.7 million. $23.5 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans.

Net cash used for financing activities during the nine months ended September 30, 2024 was comprised of repurchases of common stock totaling $22.2 million and payments of debt issuance costs totaling $1.1 million. $20.0 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. These cash outflows were offset against proceeds from stock option and warrant exercises totaling $2.0 million.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of September 30, 2025 and December 31, 2024, we had a revolving line of credit facility of $150 million available to us. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of September 30, 2025 and December 31, 2024, we had $118.0 million and $105.0 million, respectively, outstanding under our line of credit. For the nine months ended September 30, 2025, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.9 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the nine months ended September 30, 2025.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the nine months ended September 30, 2025 and 2024 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the nine months ended September 30, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject.

On June 9, 2025, we filed a lawsuit against Shopify Inc. (“Shopify”) in the U.S. District Court for the District of Minnesota asserting federal and state antitrust violations. The lawsuit alleges that Shopify has been engaging and continues to engage in monopolistic and anticompetitive business practices in order to stifle competition for “buy now, pay later” service options on Shopify’s e-commerce platform. Sezzle is seeking an injunction to prevent Spotify from continuing its anticompetitive conduct and to restore competition and consumer choice. Sezzle is also seeking damages, which could be tripled under applicable laws. On September 18, 2025, Shopify filed a motion to dismiss our complaint. Our opposition to such motion to dismiss is due November 17, 2025. The hearing on such motion is December 8, 2025.

While the outcome of these all matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated balance sheets, operations and comprehensive income, or cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. However, there have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to such common stock purchases made by us during the three months ended September 30, 2025, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1, 2025 through July 31, 2025	—	$—	—	$26,439,441
August 1, 2025 through August 31, 2025	—	—	—	26,439,441
September 1, 2025 through September 30, 2025	47,089	84.24	—	26,439,441
Total	47,089	$84.24	—	$26,439,441

(1)All 47,089 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement. However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Form of Notice of Option Award*	10-K	001-41781	2/27/2025
10.2	Form of Notice of RSU Award*	10-K	001-41781	2/27/2025
10.3	Form of Notice of Unrestricted Stock Award*	10-Q	001-41781	5/8/2025
10.4	Form of Notice of Restricted Stock Award*	10-Q	001-41781	8/8/2025
10.5	Amendment to Sezzle Inc. 2021 Equity Incentive Plan*	8-K	001-41781	8/4/2025
10.6	Form of Award Amendment*	8-K	001-41781	8/4/2025
10.7	Amendment No. 3 to Revolving Credit and Security Agreement	8-K	001-41781	11/5/2025
10.8	Consulting Agreement between Sezzle Inc. and Karen Hartje, dated November 1, 2025*	8-K	001-41781	11/5/2025
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: November 5, 2025	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Karen Hartje
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

Date: November 5, 2025

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

Date: November 5, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 5, 2025

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 5, 2025

/s/ Karen Hartje
Karen Hartje
Principal Financial Officer