Form 10-K
period 2025-12-31
Sezzle Inc.
filed 2026-02-26
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, was $3,165.9 million based on the closing price of $179.25 per share of Common Stock as reported on The Nasdaq Stock Market LLC.
The total number of shares of common stock, par value $0.00001 per share, outstanding at February 24, 2026 was 33,801,675.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to retain and increase our subscriber base and subscription revenue;
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
•the impact of litigation, regulatory investigations and actions, and compliance issues on our business; and
•our ability to achieve our public benefit purpose as a Delaware public benefit corporation.

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

Risks Related to Our Strategy and Growth

•We may not be able to maintain historic levels of profitability in the future.
•Our business depends on our ability to maintain and increase our merchant network.
•Our business depends on our ability to retain and increase our consumer base and GMV.
•Our ability to attract and retain consumers to enroll in our subscription products.
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
•Our inability to retain our existing workforce or recruit additional staff, and risks of staff misconduct.

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
•We are no longer a “emerging growth company” or a “smaller reporting company” and the reduced U.S. public company reporting requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.
•We incur significant costs and are subject to extensive regulations and requirements as a U.S. public company.
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

Our Company

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we have built a digital shopping and payments platform that provides consumers a flexible alternative to traditional credit. Through our products, we aim to give consumers control of their spending, ways to save money, and access to responsible credit. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including merchants, consumers, employees, communities, and investors—while continuing to drive ethical and sustainable growth.

We launched Sezzle amid a backdrop during which digital shopping began to claim a larger share of the retail sector and younger generations (i.e., Gen Z and Millennials) started demonstrating a need for credit. Gen Z and Millennial consumers, who we define as individuals currently between ages 18–29 and 30–48, respectively, use credit cards less frequently than other generations and, in many cases, lack access to traditional credit. These same consumers are tech-savvy and gravitate towards modern, streamlined commerce solutions, whether online or in-person. Our platform addresses the shortcomings in legacy payment offerings consumers face by providing a flexible, secure, omnichannel alternative with the structural benefit of “creditizing” traditional debit products. The technology solutions we have designed align with our mission of financially empowering the next generation.

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

In 2025, we launched a variety of platform enhancements including a price comparison tool, auto-couponing, express checkout, customer wishlist, and the Sezzle “Earn” tab. Through the Sezzle “Earn Tab”, users may accumulate Sezzle Spend by completing certain activities and participating in partner-sponsored offers, subject to applicable terms and conditions. Sezzle Spend are credits issued to consumers that may be applied toward eligible future purchases within the Sezzle ecosystem. Activities currently available in the Sezzle Earn tab include (i) elect mobile games and apps to earn rewards upon achieving specified milestones; (ii) financial literacy modules through Money IQ (powered by Zogo); (iii) offers providing rewards or cost reductions on purchases such as gas, dining, and groceries; (iv) Sezzle’s browser extension to identify available coupons and merchant offers while shopping online; and (v) referral bonuses when a user invites a friend. By providing opportunities to earn credits and access savings on everyday purchases, we seek to enhance consumer value, encourage engagement with financial education content, and support responsible financial decision-making.

A substantial majority of the short-term credit products available on the Sezzle Platform are originated by our originating bank partner, WebBank, a Federal Deposit Insurance Company (“FDIC”)-insured Utah state-chartered industrial bank (“WebBank”).

Pay-in-Four

The Sezzle Platform flagship product, “pay-in-four,” allows consumers to pay a fourth of the purchase price up front, and then another fourth of the purchase price every two weeks thereafter over a total of six weeks. The “pay-in-four” product may be free or subject to fees and/or interest. Consumers who fail to make scheduled payments using a bank account or Sezzle Balance are charged a ‘late saver’ fee for each installment payment. Consumers receive a notification via email, text message, and the Sezzle mobile application two days prior to the date the installment payment is automatically debited by the Sezzle Platform from the consumer’s payment method provided under the consumer’s account. The consumer is able to review and manage their Sezzle account via the Sezzle Platform’s online dashboard or mobile application. Consumers are also able to reschedule an order up to two times (or three times for subscribers to certain subscription products), subject to applicable fees and state laws. Consumers who fail to pay for their purchases on time (or reschedule their payments as permitted above) may incur a late payment fee, which requires the settlement of an outstanding balance (including the late payment fee) before they may use our platform again in the future. Additionally, when a payment method fails consumers may incur a failed payment fee. We typically do not report delinquent consumer Sezzle accounts to any credit bureaus, unless the consumer has elected to participate in Sezzle Up (as discussed below). Sezzle utilizes third-party collection agencies for past due balances, which may report such delinquent balances to credit bureaus.

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

Pay-in-Two

We also began offering a “pay-in-two” option for smaller dollar transactions and for certain consumers who are not qualified for our “pay-in-four” product in 2023. In “pay-in-two,” a consumer pays half of the value of their order up-front and the second half in two weeks. The “pay-in-two” product is subject to the same payment parameters, consumer notifications, rescheduling rights, and applicable fees (including late, failed payment, and ‘late saver’ fees) described above for our “pay-in-four” product.

Pay-in-Five

The "pay-in-five” beta product was piloted in 2025. “Pay-in-five” allows eligible consumers to pay a fifth of the purchase price up front, and then another four installments every two weeks thereafter over a total of eight weeks. The “pay-in-five” product is subject to the same payment parameters, consumer notifications, rescheduling rights, and applicable fees (including late, failed payment, and ‘late saver’ fees) described above for our “pay-in-four” product.

Other Alternative Installment Options

In addition to “pay-in-four”, “pay-in-full”, “pay-in-two” and “pay-in-five”, we may offer customized installment terms that differ from our traditional installment plans with select enterprise merchants. An example of these alternative terms is a four payment, three month product. We offer these unique products to consumers through selected merchants at our discretion in situations where alternative terms would provide additional value to both the consumer and merchant, while also better aligning with the typical purchase frequency at these select merchants.

Sezzle Virtual Card

9:41
sezzle
VISA
Hold Near Reader
9:15
90%
Hold to reader
sezzle
VISA

The Sezzle Virtual Card, issued by WebBank pursuant to a license from Visa U.S.A Inc., allows consumers to use the Sezzle Platform with merchants in-store and online, including merchants that are not directly-integrated with Sezzle. The Sezzle Virtual Card bolsters our omnichannel offering and provides a rapid-installation, point-of-sale option for brick-and-mortar retailers through its compatibility with Apple Pay and Google Pay. With the Sezzle Virtual Card solution, consumers can enjoy in-store shopping with the convenience of immediately tapping into the Sezzle Platform with the “tap” of their Sezzle Virtual Card at the point-of-sale.

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

Sezzle On-Demand

In 2024, we launched Sezzle On-Demand, a service that allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to certain merchant, product, goods, and service restrictions), Consumers using Sezzle On-Demand pay a finance charge that is added to the consumer’s initial down payment. Sezzle On-Demand is only available in select states.

Sezzle Balance

In 2025, we launched a stored-value product that allows consumers to maintain funds within their Sezzle account for use toward eligible purchases or make payments on the Sezzle Platform (“Sezzle Balance”). Consumers may fund Sezzle Balance by applying eligible refunds, converting certain Sezzle Spend rewards, loading funds from a linked debit card or bank account (credit cards are not permitted), or otherwise receiving promotional credits from Sezzle. Funds loaded into Sezzle Balance may be subject to applicable load fees and minimum or maximum funding limits. Except as otherwise required by applicable law, funds held in Sezzle Balance are nonrefundable and not redeemable for cash.

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

Bank Sponsorship

Outside of our existing Sezzle Platform offerings, we continuously strategize on new products and additional features that would complement our platform and add additional value for our stakeholders. As part of our ongoing initiatives in product innovation, we partnered with a bank sponsor, WebBank, enabling us to expand the suite of products we are able to offer our consumers.

Evaluation of a Potential Bank Charter

We have initiated a process to evaluate whether to pursue an industrial loan company (“ILC”) bank charter and have engaged external advisors in connection with this evaluation. No application has been submitted. If we pursue and obtain a bank charter, we would be subject to additional regulatory requirements and capital standards applicable to regulated banking institutions.

Our Consumers

We aim to help consumers improve their financial responsibility, manage their spending, grow their financial freedom, and develop a sense of financial empowerment through our suite of products. We offer our consumers a wide range of products and services to meet these goals, including a full suite of buy now, pay later products allowing consumers to choose a repayment plan based on their schedule and needs; personalized shopping features, such as daily deals and curated collections; and ways to save money through features like price comparison, our browser extension, and our Earn tab. We also offer the opportunity to build a credit record with our opt-in Sezzle Up feature.

We focus on a young consumer base that is tech-savvy; approximately 81% of our consumers who placed orders during the year ended December 31, 2025 were comprised of the Gen Z and Millennial generations (ages 18–48).

Source: Internal data based on orders placed during 2025 (Gen Z (18-29), Millennials (30-48), Gen X (49-60), Baby Boomers (61-79), and Silent (80 and greater)).

Gen Z and Millennial consumers use credit cards less frequently relative to other generations and, in many cases, lack access to traditional credit. As a result, they tend to have fewer viable options for budgeting, achieving financial flexibility, and building credit history. Consumers in these generations also tend to transact frequently across e-commerce and brick-and-mortar retail, but spend less on average per transaction than older generations. In doing so, these consumers are increasingly seeking financial products that offer transparency and affordability. Sezzle’s buy now, pay later products provide these younger generations, who are newer to credit, with a unique solution to these challenges before they move up the FICO score spectrum and have more repayment history. In addition, as our platform grows and we establish more products, features, and ways to pay, our consumers enjoy a wider variety of financial tools and shopping features that provide alternatives to traditional credit cards. We generate revenue from consumers primarily through subscription revenue and fees.

Our Merchants

We offer an easy-to-use platform for merchants to reach untapped audiences, increase average order value, and reduce abandoned carts, all without any credit risk being assumed by the merchant. Our simple integration allows merchants of any size and any vertical to go live on our platform quickly and realize the benefits of the Sezzle Platform. As part of the Sezzle Platform, we provide merchants with a toolkit to enhance their checkout experiences and help them grow their businesses, such as "express checkout,” which enables consumers to pay with just a tap, complementary placement in our marketplace presented across both the Sezzle website and mobile app. We also offer access to Sezzle Capital, a referral program through which eligible merchants can apply for small business loans issued and underwritten by a third-party lender. Additionally, we offer eligible merchants paid placements on the Sezzle Platform and co-branded marketing initiatives to assist with user acquisition efforts. Our directly-integrated merchant segments are small-to-medium–sized businesses (“SMB”) and enterprise merchants, each spanning numerous verticals. We generate revenue from merchants primarily through merchant processing fees.

SMB, which we define as merchants with total annual gross sales of less than $250.0 million, have historically comprised the largest segment of our merchant base. Our fast, easy application process makes onboarding simple, and our user-friendly merchant interface streamlines the integration process. Through Sezzle, these merchants are able to offer their consumers an optimized, effortless checkout process that enables them to complete sales. Included in SMB are a diverse, growing array of “direct-to consumer” brands that are online-first and seek to connect with consumers without the use of secondary retailers, which naturally fits within our core offering. As we build out a larger consumer base, we believe we also enhance our value proposition to this segment by driving increased traffic toward brands that may not otherwise gain exposure through traditional retail channels by creating marketing campaigns designed to increase consumer exposure.

Enterprise merchants, which we define as merchants with over $250.0 million in total annual gross sales, also benefit from using the Sezzle Platform. Sezzle’s buy now, pay later product helps these merchants to facilitate a sale by providing access to credit for a consumer who has limited-to-no credit history. Without the Sezzle Platform, the consumer without credit history may otherwise not have completed the purchase, or be rejected after applying for the store’s private label or co-branded credit card. Importantly, we are not competing with a large retailer’s card offering. Instead, we collaborate with these retailers to drive sales and over time serve as a lead generator to consumers who are ready to “graduate” to the retailer’s card program.

For the years ended December 31, 2025 and 2024, no external party amounted to ten percent or more of our total revenue.

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

Our Employees

Our success to date would not be possible without our dedicated people, who we believe are our greatest asset. Bringing together a team of highly-skilled engineering, product, marketing and business development professionals is imperative to execute our strategy. We do this by creating an inclusive, team-centric culture in which doing the right thing is celebrated. As of December 31, 2025, we had 201 employees across the United States and Canada. In other jurisdictions, we contract with professional employer organizations (“PEOs”) and/or independent contractors. The highest concentration of these workers is in Colombia and Mexico. None of our workers are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Remuneration and Benefits

In addition to competitive base pay, we offer a profit-sharing incentive plan to our Sezzlers. We also offer comprehensive benefits, which includes medical, dental, vision, life insurance, disability insurance, unlimited paid time off, volunteer time off, gym membership discounts, commuter benefits, charitable donation matching, and company-matching retirement plans. In the United States and Canada, a majority of our Sezzlers hold equity awards under our equity incentive plans. We believe that having our employees own a part of the Company makes everyone more engaged and leads to better overall performance.

Our Business Model

Revenue

We have built a sustainable, transparent business model to align our success with the financial success of our merchants and consumers. The Sezzle Platform may be free or charge fees or interest. Our primary sources of revenue are from merchants and third-party affiliates, subscription revenue and fees from consumers.

Our historical source of revenue from merchants is from merchant processing fees, which are based on a percentage of GMV plus a fixed fee per transaction. For our direct integration solution, the purchase price, less merchant processing fees, is paid to merchants by us in advance of collecting installments payments from the consumer. For our virtual card solution, the full purchase price is paid to merchants at the time of sale, and we separately collect merchant processing fees due to us from the merchant to the extent applicable. We assume all costs associated with consumer payment processing and credit risk. We also earn revenue from partners, including interchange fees through our virtual card solution and third-party promotional incentives with affiliates. Merchant and partner income comprised 29% and 37% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

A significant portion of our revenue is derived from subscription revenue. We offer our consumers the ability to subscribe to two paid services: Sezzle Premium and Sezzle Anywhere. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits, for a recurring fee. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Subscription revenue comprised 22% and 30% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

Another significant portion of our revenue is derived from consumer fees permitted under applicable law and disclosed to our consumers prior to purchase. These consumer fees generally include late payment fees assessed when a payment is not paid by its due date, failed payment fees associated with unsuccessful payment attempts, ‘late saver’ fees when consumers use a debit or credit card (excluding down payments), and fees charged when consumers elect to reschedule a payment. To promote responsible use and help manage outstanding obligations, consumers are required to bring past-due amounts current before initiating new purchases on the platform. We provide consumers with the ability to reschedule an order up to two times (or three times for subscribers to certain subscription products), subject to applicable fees and state law limitations. In addition, we maintain hardship and fee-forgiveness programs under which qualifying consumers may receive fee waivers.

Credit Risk

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all core product credit losses from our consumers. Credit losses are a significant component of our operating expenses, and excessive exposure to consumer repayment failure will adversely impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate lending and receipt of funds. Because consumers settle a portion of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

We believe our systems and processes are highly effective and allow for predominantly accurate, real-time decisions in connection with the consumer transaction approval process. As our consumer base grows, the availability of data on consumer repayment behavior will also better optimize our systems and ability to make real-time consumer repayment capability decisions over time.

Funding

We have designed a funding strategy that we believe allows us to scale our business and drive rapid growth. Our products are funded through our $225.0 million revolving credit facility and merchant account payables. Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program, which allows merchants to delay payment from us in exchange for daily incentive payments. Due to the short-term nature of our products, we are able to recycle capital quickly and create a multiplier effect on our committed capital. We primarily rely on revolving credit facilities to fund our receivables over time, and do not currently require additional equity contributions to directly fund product growth.

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and GMV in the fourth quarter have historically been strongest for us, in line with consumers generally spending more during the holiday shopping season. These seasonal volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters. Increased charge-offs accompanying higher seasonal volumes typically result in an increase in the provision for credit losses on an absolute basis and as a percentage of GMV.

Our Competition

We operate in a highly competitive and dynamic industry. Our product offerings face competition from a variety of players, including those who enable transactions and commerce via digital payments, traditional credit cards that have revolving balances, contactless virtual cards, digital wallets, and other BNPL products.

We consider our main competitors to be other BNPL service providers. In the U.S. market, this includes Affirm, Afterpay (a subsidiary of Block, Inc.), Klarna, PayPal’s “Pay Later,” and Zip. In the Canadian market, this includes Klarna, Affirm, and Afterpay. We aim to differentiate our business to consumers by providing a product that is more simple, accessible, and consumer-friendly than our competitors. This includes offering our product to consumers with little-to-no credit history, allowing consumers to shift their repayment schedule, and waiving late payment and failed payment fees when the consumer qualifies for our hardship program.

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

We do not currently have any issued patents but continue to consider the most effective methods of protecting our intellectual property. We currently hold trademarks in the United States, Canada, the United Kingdom, the European Union, Brazil, and India. However, continued operations within our existing markets and expansion into new markets could risk conflicts with unrelated companies who may own registered trademarks for and/or otherwise use a similar name. See “Other Risks Related to Our Business – Our efforts to protect our intellectual property rights may not be sufficient.”

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

BNPL and Consumer Protection Regulation

The BNPL segment of the point-of-sale financing market in which we operate an emerging product within the financing services sector. Recently, there has recently been an increased focus and scrutiny by regulators in various jurisdictions, including the United States and Canada, with respect to BNPL product. In light of this increased focus, we may become subject to additional legal or regulatory requirements if the current interpretation and application of existing laws, regulations, or industry standards, or industry standards, evolve into more restrictive laws and policies.

United States

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”) in July 2010. The CFPB has significant authority to regulate consumer financial products and services provided by bank and non-bank entities as well as their respective third-party providers. As a result, we are directly subject regulatory, supervisory and enforcement authority of the CFPB. The CFPB has imposed, and may continue to impose, certain requirements and restrictions on lending practices, including collection practices, which may have a detrimental impact on our business. Under the Dodd-Frank Act, the CFPB has (i) the supervisory authority to conduct on-site examinations of our and our originating bank partner’s businesses on a periodic basis and/or subject us or our originating bank partner to a formal or informal inquiries or investigations and (ii) the enforcement authority to pursue administrative proceedings or litigation for violations of federal consumer laws. See “Risks Related to Our Industry” and Risks Related to Our Regulatory Environment” for more information.

In the United States, the Truth-in-Lending Act ("TILA") and Regulation Z thereunder, administered by the CFPB, require us to provide relevant and informative disclosure of the terms and conditions of our loan products to all consumers with whom we conduct business and to comply with certain lending practice requirements and restrictions. We are required to comply with Section 5 of the Federal Trade Commission Act (“FTC Act”), which prohibits unfair and deceptive acts or practices (“UDAP”) in or affecting commerce, and analogous provisions in each state; the Consumer Financial Protections Act, which prohibits unfair, deceptive or abusive acts or practices (“UDAAP”) in connection with consumer financial products and services; the Equal Credit Opportunity Act (“ECOA”) and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or applicable state law; the Fair Credit Reporting Act (“FCRA”), which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies; the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts; the Telephone Consumer Protection Act (the “TCPA”), which regulates the use of telephone and texting technology to contact customers; and the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”); which protects consumers from misleading or unwanted email messages.

We are subject to the Electronic Fund Transfer Act and Regulation E thereunder, which provide disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ bank accounts, and the detailed timing, notification rules and guidelines administered by the National Automated Clearing House Association (“NACHA”). Transfers of funds for the repayment of loans offered by us or our originating bank partner may be performed by electronic fund transfers, such as ACH transfers. The EFTA requires us to make available loan payment methods other than automatic preauthorized electronic fund transfers and prohibits us or our originating bank partner from conditioning the approval of a loan transaction on the consumer’s agreement to repay the loan through ACH transfers.

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

A substantial majority of the loans facilitated through the Sezzle Platform within the United States are originated by our originating bank partner, WebBank. WebBank originates loans through the Sezzle Platform based on federal law pursuant to Section 27 of the Federal Deposit Insurance Act (“Section 27”). Section 27 allows an FDIC-insured bank such as our originating bank partner to charge interest to consumers on a nationwide basis based on the rate allowed by the state where the bank is located. We rely on our originating banking partner’s authority under federal law to establish interest rates and charge interest on the loans our originating bank partner originates through the Sezzle Platform. The interest rates that are charged to consumers and that form the basis of payments on the loans facilitated through the Sezzle Platform are based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020 (the “Valid-When-Made Rule”). See “Risks Related to Our Regulatory Environment – We rely on our originating bank partner for a substantial majority of the loans facilitated on the Sezzle Platform and if this relationship is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limits, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement” for more information.

Our business may become subject to licensing requirements in states in which we currently do not hold licenses. States may also impose a statutory interest rate on personal consumer loans or impose fee restrictions applicable to the loans originated or serviced through the Sezzle Platform. We continue to monitor how state licensing statues and regulations may apply to our business and how we may be required to apply for additional state licenses or modify the terms of loans offered and/or serviced in such states in the future.

Recent Regulatory Developments from the Presidential Transition

Changes in leadership, priorities, and enforcement approaches at the federal and state levels have led to increased uncertainty in the regulatory environment in which we operate. Since the presidential administration took office in January 2025, the administration has rescinded various executive orders issued by prior administrations and has issued new executive orders and has taken other related executive actions, which have impacted, and may continue to impact, financial services and consumer protection laws. For example, the new administration directed the CFPB to, among other things, reduce its workforce, limit supervisory and enforcement activities, and review, suspend or withdraw existing guidance and rulemakings. In response to such directives, the CFPB has reduced its workforce, scaled back supervisory and enforcement activities, and rescinded select interpretative rules. Any such changes in agency priorities could shift over time.

At the same time, other federal and state authorities have increased scrutiny of BNPL products. The U.S. Senate Committee on Banking, Housing, and Urban Affairs has issued information requests to several BNPL platforms, including Sezzle, seeking detailed information regarding the nature and terms of the BNPL products the platform makes available, user and transaction volumes, customer risk and demographic characteristics, underwriting and credit reporting practices, repayment performance and fee incidence, merchant and virtual card arrangements, consumer disclosures and complaint handling, analyses of consumer financial stress and overextension, and related regulatory and compliance risks. Similarly, the Attorneys General of California, Colorado, Connecticut, Illinois, Minnesota, North Carolina, and Wisconsin have issued coordinated information requests to many of the same BNPL platforms, including Sezzle, to, in part, to evaluate compliance with consumer protection laws and determine whether BNPL products made available by these platforms pose financial risk to consumers. We are responding to such inquiries in the ordinary course.

While these actions have already affected regulatory oversight and enforcement practices at certain agencies or in certain jurisdictions, there remains significant uncertainty regarding whether, how, or to what extent, applicable regulations or enforcement priorities may continue to change. In addition, certain objectives or directives may require further rule-making or other formal steps before they become effective. There may also be litigation over such regulatory changes, and if public enforcement decreases as a result of such changes, private litigation over consumer financial products matters may increase. See “The BNPL industry has become subject to increased regulatory scrutiny, and our failure to manage our business to comply with new regulations would materially and adversely affect our business, results of operations and financial condition” for more information.

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

In the United States, we are subject to the Gramm-Leach-Bliley Act (the “GLBA”) and implementing regulations and guidance thereunder, in addition to applicable privacy and data protection laws in the other jurisdictions in which we carry on business activities or process personal information. Among other requirements, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their nonpublic personal information to nonaffiliated third parties. Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP claims, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security compliance under state UDAAP claims, financial privacy, security and other laws. Regulators and enforcement agencies may receive consumer complaints about us. In the United States, these regulators and agencies include the Financial Crimes Enforcement Network (“FinCEN”), which could subject us to burdensome rules and regulations that could increase costs and use of our resources in order to satisfy our compliance obligations.

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

We monitor evolving U.S. state privacy laws and assess applicability based on our business activities.

Artificial Intelligence and Machine Learning Technology (AI/ML) Regulations

We use AI/ML in various aspects of our operations, including fraud prevention, risk management, marketing and customer service. Regulators at federal and state levels are increasingly focused on the oversight of AI/ML and have proposed or enacted laws intended to promote transparency, fairness, and accountability. Compliance with existing and emerging AI/ML regulations may require adjustments to how we develop, deploy or use AI/ML in our operations and could increase compliance-related costs. The regulatory framework governing AI/ML continues to evolve, and interpretations and enforcement of these laws may vary across jurisdictions, which may add complexity to the regulatory environment in which we operate.

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

As a Delaware public benefit corporation, we are committed to having a positive effect (or a reduction in the negative effects) on consumer empowerment, education, and transparency in our local, national, and global communities. We want to create an accessible, equitable, and sustainable product suite for consumers, many of which do not have access to traditional credit. Our management team and Board of Directors believe that our product suite advances our mission of financial empowerment, benefits the community, and serves a public good. The Sezzle Platform uses non-traditional data for underwriting and extending credit to consumers, allowing consumers with little-to-no credit history to use our product and access credit.

We have a free, opt-in feature called “Sezzle Up,” where we report payment records of transactions made through the Sezzle Platform to credit bureaus. This allows consumers who use Sezzle Up to build a record of timely payments on financial obligations over time, which in turn may help them gain access to more traditional credit products.

During 2025, we continued to pursue initiatives related to achieving our mission and providing a public benefit by promoting financial education and consumer engagement. Through certain features available in our “Earn” tab, consumers may access education content designed to support financial literacy and financial health, and in certain cases, earn rewards for engaging in that content. In addition, the ‘Earn’ tab provides consumers with opportunities to receive rewards and savings opportunities on purchases, including more essential purchases such as gas and groceries to help consumers derive additional value from planned spending. These features are designed to support consumer empowerment by enabling users to maximize value and make purchasing decisions that align with their financial goals and individual circumstances.

Management and the Board of Directors evaluate if we are meeting our progress to advancing our mission and promoting our state public benefit. In doing so, they consider the interests of all our stakeholders materially affected by our conduct as part of our strategic planning and operational decision-making processes.

We believe that our recent initiatives and the continued success of creating a responsible and financially accessible product suite supports the conclusion that we are successful in promoting our stated public benefits.

B Corporation Update

We became a Certified B Corporation by B Lab on March 22, 2021. On August 7, 2025, we elected to forego recertification as part of our ongoing evaluation of corporate governance and sustainability initiatives. We no longer hold B Corporation certification.

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

Despite any competitive advantage we may have, there is always a risk of new entrants in the market, which may disrupt our business and decrease our market share. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial institutions increasingly seek to innovate their offered services. In addition, deregulation of our industry, including as a result of policies adopted by the new administration, may encourage additional market entrants. Technological advances, including investment in artificial intelligence (AI), and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We face competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish our platform, and products and services, from those of our competitors.

Some of our competitors are substantially larger and have greater financial, technological, operational and marketing resources than we do. These competitors may benefit from more diverse product offerings, broader consumer and merchant bases, established distribution channels, stronger brand recognition and loyalty, longer operating histories and access to lower cost funding. They may also be able to cross-subsidize products and invest more heavily in technology, acquire competitors, or offer more favorable pricing or incentives to merchants and consumers.

The increasing adoption of BNPL and other alternative payment products may attract additional large financial institutions, card networks and technology companies into our markets. Such interests may be better positioned due to scale, brand strength and existing customer relationships.

Competition, particularly for large or high-volume merchants, may require us to reduce merchant fees, increase incentives or otherwise modify our pricing. In economic terms, if we are unable to compete effectively, demand for our platform and products may decline our growth and consumers and merchants may slow and. Our revenues, margins and market share could be adversely affected.

Macroeconomic conditions may adversely impact the ability and willingness of our shoppers to interact with the merchants on our platform, and for our shoppers to fulfill their obligations to us, each of which may adversely impact our business, results of operations and financial condition.

Our business depends primarily on individual consumers transacting with merchants utilizing the Sezzle Platform, and the ability of those individual consumers to fully repay to us the resulting loans. These events can be affected by uncertainty and changes in general economic and political conditions, particularly for those macroeconomic conditions that affect consumer spending and consumer credit. For example, consumer spending and consumer credit are affected by economic conditions such as unemployment, consumer confidence, actual or anticipated economic recessions, consumer debt, inflation and deflation, currency exchange rates, tariffs and international trade regulations, taxation, fuel and energy prices and interest rates, downturns or extended periods of uncertainty or volatility, all of which may influence consumer spending and the availability of consumer credit. In weaker economic environments, consumers may have less disposable income to spend and so may be less likely to purchase merchandise by utilizing our services. Alternatively, consumers may purchase merchandise but become unable or unwilling to repay loans, which would result in an increase of loans that will not be paid on time or at all. As a result, such conditions may result in reduced cash flow, failure to meet our forecasted financial expectations and failure to achieve revenue growth.

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

Risks Related to Our Strategy and Growth

We have generated significant net losses in the past. We may not achieve or be able to maintain historic levels of profitability in the future.

Prior to 2023, we incurred substantial net losses. Although we achieved profitability in 2023 and subsequent periods, we may not be able to maintain profitability on a quarterly or annual basis, particularly as we continue to invest in growth initiatives.

We plan to continue investing in the growth of our business, including enhancing our technology infrastructure and platform capabilities, developing and launching new consumer products and services, expanding our merchant network, and increasing our sales and marketing efforts to acquire and retain both consumers and merchants, and pursuing initiatives designed to enhance our funding efficiency and financial services capabilities, which may include seeking additional licenses and/or a bank charter. These initiatives require significant ongoing investment and may increase our operating expenses and capital requirements in the near term.

New products and services, expansion into new markets, efforts to grow our merchant network, increased sales and marketing activities, and initiatives to enhance our funding and financial services capabilities may require meaningful upfront expenditures. These investments may increase our technology, regulatory, compliance, capital, and marketing costs, and may not generate the corresponding revenue, transaction volume, consumer adoption, or funding efficiencies at the levels or within the timeframes we anticipate, which could adversely affect our profitability.

Our ability to sustain profitability will depend on our ability to generate sufficient revenue growth and operating leverage to offset these expenditures. If revenue growth slows, if expenses increase more rapidly than anticipated, or if our growth initiatives do not perform as expected, we may not maintain profitability and could incur additional losses in future periods, which could adversely affect our business, financial condition, and results of operations.

If we fail to retain existing consumers or acquire new consumers in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We generate total revenue when consumers pay with Sezzle at checkout in e-commerce transactions. We believe that growth of our business is dependent on our ability to generate repeat usage and increased transaction volume from existing consumers and to attract new consumers to the Sezzle Platform. The revenue driven by consumer transaction activity includes fees related to processing orders and payments and interchange from our virtual card solution, both of which scale with overall gross merchandise volume (“GMV”). If we are unable to maintain or increase consume engagement, transaction frequency, or AOV, transaction volumes and GMV could decline, which would adversely affect our revenue and operating results.

The attractiveness of the Sezzle Platform as a payment method, depends upon, among other things: its ease of use and functionality; its features and benefits, including our subscription products; the overall consumer experience and level of satisfaction; the strength of our brand and reputation; and consumer trust. If we fail to meet consumer expectations in any of these areas, or if competing platforms and/or payment options offer more compelling features, pricing or convenience, consumers may reduce their usage of our platform or shift to alternative payment providers, resulting in lower transaction volumes and lower GMV.

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

Our ability to attract and retain consumers enrolled in our subscription products or maintain the competitiveness and value of our paid subscription products, our business, financial condition, and results of operations could be adversely affected.

We generate subscription revenue when consumers enroll in our optional, paid subscriptions. For the year ended December 31, 2025, we derived 22% of our revenue from paid subscriptions and we expect subscription revenue to represent a key component of our total revenue in the future. Or ability to grow subscription revenue depends on our ability to retain existing subscribers and attract new subscribers.

Subscriber growth and retention depends on the attractiveness, functionality, and relative value of the benefits included in our subscription products. If we are unable to maintain, enhance, or expand the benefits offered through our subscription products, we may fail to attract new subscribers and/or existing subscribers may fail to renew their subscription, resulting in declines in our revenue and financial performance.

We have adjusted, and may continue to adjust, our subscription pricing from time to time. If subscribers do not view our pricing as providing sufficient value, they may choose not to enroll in or renew a subscription. Conversely, efforts to enhance or expand our subscription products may require additional investment, and we may not be able to offset such costs through pricing adjustments or subscriber growth.

In addition, we operate in a highly competitive environment in which competitors may introduce similar subscription products at lower prices, bundle comparable benefits with other services, or offer more extensive or differentiated benefits that consumers find more attractive. Increased competition could lead consumers to switch to competing subscription offerings or pressure us to modify our pricing or benefits structure.

The development, enhancement, and maintenance of our subscription products to deliver compelling benefits, remain competitive, and require responding to evolving consumer preferences. If we are unable to successfully design, implement, and market subscription products that consumers find valuable, subscribers may cancel or choose not to enroll. Any failure to effectively manage subscriber acquisition, retention, pricing, and development could adversely affect our business, financial condition, and results of operations.

If we fail to retain existing merchants or acquire new merchants in a cost-effective manner, our business, financial condition, and results of operations could be adversely affected.

We believe that growth of our business depends, in part, on our ability to continue to cost-effectively grow our GMV by retaining our existing merchants and attracting new merchants. A historical portion of our revenue is derived from merchant processing fees generated from transactions on our platform using our direct-integration method and our platform’s appeal to consumers depends, in part, on offering access to a broad and diverse selection of merchants. In particular, our partnerships with larger merchants and merchants with a high degree of brand recognition are a key component of our strategy to provide a wide and attractive selection for consumers. If we fail to retain our existing merchants, especially our most popular and larger merchants, or acquire new enterprise merchants, the value of our platform would be negatively impacted.

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

We face intense competitive pressure on the fees we charge our merchants, particularly our larger merchants. In order to stay competitive, we may need to adjust our pricing or offer incentives to our merchants to increase payments volume, enter new market segments, adapt to regulatory changes, and expand their use and acceptance of the Sezzle Platform. These incentives include up-front cash payments, fee discounts, rebates, credits, performance-based incentives, marketing, and other support payments that impact our revenues and profitability. Market pressures on pricing, incentives, fee discounts, and rebates could impair our operations or growth. We may continue to incur substantial expenses to acquire additional merchants, particularly larger merchants that we believe will make our platform more attractive to consumers. These merchant partnership cost structures may not be cost-effective for us and we cannot assure you that the revenue we generate from the merchants we acquire will ultimately exceed the cost of adding them to our platform. We have entered into merchant agreements that require us to make marketing, incentive or other payments to these merchants over the terms of the agreement, which are typically one to three years. Certain agreements also contain provisions that may require payments by us and are contingent on us and/or the merchant meeting specified criteria, such as achieving volume targets and implementation benchmarks. If we are not able to implement cost savings and productivity initiatives in other areas of our business or increase our volumes in other ways to offset or absorb the financial impact of these incentives, fee discounts, and rebates, our business will be adversely impacted.

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

Our existing $225.0 million revolving credit facility is secured by our consumer notes receivable we choose to pledge and is subject to certain operating covenants. Thus, a significant portion of our funding capacity is in part dependent on our accounts receivable, which can be volatile and, at times, at levels low enough to result in our inability to draw down on a portion of our credit facility. Any material decrease in our accounts receivable could negatively impact our liquidity, which would have an adverse effect on our business, results of operations, and financial condition. In addition, it is possible that our transaction volume will outpace our ability to finance transactions if we do not have sufficient borrowing capacity under our credit facility, which in turn could result in a material adverse effect on our results of operations and financial condition.

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

Our agreement with our originating bank partner, WebBank, which has originated a substantial majority of loans facilitated by the Sezzle Platform since September 26, 2024, subjects us to an exclusivity provision and subject to early termination or suspension by WebBank upon the occurrence of certain events. If this agreement is terminated and we are unable to replace the commitments of WebBank or WebBank enters into a more favorable relationship with one of our competitors, our business, results of operations and financial condition may be adversely impacted.

We rely on WebBank to originate a substantial majority of the loans facilitated by the Sezzle Platform and to comply with various federal and state laws. The agreement with WebBank (the “WebBank Agreement”) is subject to early termination or suspension by WebBank upon certain events. Under the WebBank Agreement, WebBank is the exclusive issuer of our card products (including virtual card), on-demand products, and pay-in-four or pay-in-two consumer loans. The WebBank Agreement does not prohibit WebBank from working with our competitors or from offering competing services. WebBank currently participates in a variety of consumer and commercial financing programs, some of which include, or may in the future include, our competitors. WebBank could terminate the WebBank Agreement or suspend performance of its obligations under the WebBank Agreement immediately upon certain events or could decide to enter into a more favorable relationship with one or more of our competitors. WebBank may not perform as expected under the WebBank Agreement. We could have a disagreement or dispute with WebBank in the future which could negatively impact or threaten our relationship or with other originating banks with whom we may seek to partner.

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

We purchase data from third parties that is critical to our assessment of the creditworthiness of consumers before they are either approved or denied for credit for their purchase from a merchant. We rely on third parties to provide us accurate data. Inaccurate data could cause us to not approve transactions that otherwise would have been approved, reducing our transaction volume and potential to earn revenue. Alternatively, we may approve transactions that should have been denied, causing us to experience higher delinquency rates and either lose total revenue, or earn total revenue that may lead to a higher incidence of bad debts. Our inability to collect on certain amounts from consumers due to poor creditworthiness or otherwise would likely have a material adverse effect on our results of operations and financial condition.

Consumer bad debts and insolvency of merchants may adversely impact our financial success.

Our ability to generate profits depends on our ability to put in place and optimize our systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. We do not perform hard credit checks on consumers in connection with the application process. Consumer non-payment is a major component of our expenses, and we are exposed to consumer bad debts as a normal part of our operations because we absorb the costs of all uncollectible notes receivable from our consumers. Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to us may materially and adversely impact our results of operations and financial position.

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

Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, from time to time they might not do so, or a consumer might allege that they did not do so. This, in turn, can result in claims or defenses against us or any subsequent holder of our installment agreements. One such claim or defense could be made pursuant to a term included in our or our originating bank partner’s installment loan agreement, which is pursuant to the Federal Trade Commission’s Trade Regulation Rule Concerning Preservation of Consumers’ Claims and Defenses (the “Holder in Due Course Rule”). The Holder in Due Course Rule provides that the holder of the consumer credit contract, in our or our originating bank partner’s case the installment loan agreement, is subject to all claims and defenses which the debtor could assert against the seller of goods or services that were obtained with the proceeds of the consumer credit contract. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect our reputation with consumers, and negatively affect our business. Federal and state regulatory authorities may also bring claims against us, including unfair and deceptive acts or practices (“UDAP”) or unfair, deceptive or abusive acts or practices (“UDAAP”) claims, if we fail to provide consumer protections relating to potential merchants actions or disputes.

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

Other Risks Related to Our Business

If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could limit our ability to process transactions or earn related revenue, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We partially rely on card issuers or payment processors to process transactions. We pay fees for access to and use of these services and, depending on the payment method used, we may incur interchange or other network-related fees or generate interchange revenue. From time to time, payment processors such as Visa may increase the interchange or other fees they charge for transactions processed on their networks. Payment processors also routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may increase our cost of doing business, affect the interchange revenue we earn, and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants.

A portion of our revenue is derived from interchange fees associated with our virtual card transactions processed on payment networks, including Visa. The amount of interchange we earn depends on the network rules, card product classifications, transaction mix, and applicable interchange schedules. Payment networks may modify their interchange fee structures, eligibility criteria, or program requirements, including with respect to our virtual card program, which could reduce the interchange revenue we earn and adversely affect our transaction economics.

Furthermore, if we do not comply with the payment processors requirements (e.g., their rules, bylaws, and charter documentation), payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. Some payment processors may also choose not to support BNPL solutions; including our products, in which case, the credit cards these processors issue cannot be linked to pay for purchases made through BNPL entities, including Sezzle. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. We are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”) with respect to the acceptance of payment cards. PCI DSS sets forth security standards relating to the processing of cardholder data and the systems that process such data, and a failure to adhere to these standards can result in fines, limitations on our ability to process payment cards, and impact to our relationship with our merchant partners and their own ability to comply with PCI DSS.

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations and financial condition.

We have significant vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, cloud-based data storage and other IT solutions, and payment processing. We could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. For example, the CFPB has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract.

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

We depend on continued relationships with our current significant merchants and partners that assist in obtaining and maintaining our relationships with merchants. There can be no guarantee that these relationships will continue or, if they do continue, that these relationships will continue to be successful. Our contracts with merchants can generally be terminated for convenience on relatively short notice by either party, therefore we do not have long-term contracted income. There is a risk that we may lose merchants for a variety of reasons, including a failure to meet key contractual or commercial requirements, merchants shifting to in-house solutions (including providing a service competitive to us), or competitor service providers. Similarly, there is a risk that e-commerce platforms with which we partner may limit or prevent Sezzle from being offered as a payment option at checkout. Such actions would magnify the risks to our business as compared to similar actions taken by individual merchants unaffiliated with such platforms. We also face the risk that our key partners could become competitors of our business after our key partners determine how we have implemented our model to provide our services.

Changes to our key operating metrics may negatively affect our business and reputation.

As our products and services change or expand over time, we may revise or cease reporting certain key operating metrics if we determine such metrics are no longer appropriate measures of our performance. We regularly review our processes for calculating these key operating metrics, and from time to time we may make adjustments to improve the accuracy or relevance of these key metrics. Our key operating metrics are calculated using internal company data based on activity we measure and compile from multiple systems, and we believe to be reasonable methodologies and estimates. If investors, analysts, or customers do not consider our reported measures to be sufficient or accurately reflect our business, we may receive negative publicity, our reputation may be damaged, and our business may be adversely affected.

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

Any inability to retain our workforce or recruit additional workforce could adversely impact our financial position.

Our ability to effectively execute our growth strategy depends upon the performance and expertise of our workforce. We rely on experienced managerial and highly qualified technical individuals to develop and operate our technology and to direct operational staff to manage the operational, sales, compliance and other functions of our business.

We may not be able to attract and retain key individuals or be able to find effective replacements in a timely manner. The loss of key individuals, or any delay or inability to replace such individuals, could impact our ability to operate our business and achieve our growth strategies, including through the development of new systems and technology. There is a risk that we may not be able to recruit suitably qualified and talented employees in a timeframe that meets our growth objectives. This may result in delays in the integration of new systems, development of technology and general business expansion. There is also a risk that we will be unable to retain existing staff, or recruit new staff, on terms of retention that are as attractive to us. Our inability to retain or recruit key individuals would likely have a material adverse effect on our business, results of operation and financial condition.

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

Under Title X of the Dodd-Frank Act, the CFPB continues to have broad authority to regulate and supervise providers of consumer financial products and services such as Sezzle. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for loan products and services. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws that apply to our business.

In 2017, the CFPB issued a final rule under its unfair, deceptive and abusive acts and practices rule-making authority relating to certain installment loans entitled “Payday, Vehicle Title, and Certain High-Cost Installment Loans” (the "Rule"). The Rule introduces new limitations on repayment for lenders of certain installment loans. If a consumer has two consecutive failed payment attempts, the lender must obtain a consumer’s new and specific authorization to make further withdrawals from the consumer’s bank account. The lender may also be required to provide certain notices to consumers before attempting a first payment withdrawal, an unusual withdrawal and/or after two consecutive failed payment attempts. The Rule became effective on March 30, 2025, however, on March 28, 2025, the CFPB announced it would not prioritize supervisory or enforcement actions related to compliance with the Rule. Despite this enforcement posture, the Rule remains effective and compliance obligations may still apply, including through potential state enforcement actions or future changes to the CFPB’s supervisory or enforcement priorities. Compliance with the Rule may require changes to our practices and procedures for loans to which the Rule applies and the profitability of such loans. Additionally, any further regulatory changes to the Rule could have effects that could further materially and adversely impact our business and operations.

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

In addition, some state legislatures have passed laws or have proposed or are threatening to propose laws, that opt out of the DIDMCA to prevent out of state, state-chartered, FDIC-insured banks from exporting the interest rate in which they are located to such state. For example, the State of Iowa opted out in the 1980s and, in 2023, the State of Colorado enacted legislation to opt-out of DIDMCA’s interest-rate exportation provisions. In March 2024, industry trade associations challenged Colorado’s DIDMCA opt-out law, and a federal district court issued a preliminary injunction blocking its enforcement. In November 2025, the U.S. Court of Appeals for the Tenth Circuit issued a decision in the case; however, the preliminary injunction remains in effect unless and until further court action lifts it. If the injunction is lifted and Colorado’s opt-out law becomes enforceable, Colorado regulators could seek to apply the state’s interest rate limits and other consumer lending laws to out-of-state, state-chartered, FDIC-insured banks making loans to Colorado residents. Enforcement of Colorado’s opt-out law, or the adoption or enforcement of similar laws in other states, could limit our and our bank partner’s ability to rely on federal interest rate exportation, increase compliance and operational complexity and costs, require changes to our product pricing or structure, or result in the discontinuation of certain products in affected jurisdictions, which could adversely affect our business, results of operations, and financial condition.

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

Any of the foregoing changes in law or interpretation or enforcement of existing laws could impair our relationship with our originating bank partner and could adversely impact our business, results of operations and financial condition.

If loans made by us under our state lending licenses are found to violate applicable state lending or other laws, or if we were found to be operating without having obtained necessary licenses or approvals, it could adversely affect our business, results of operations, financial condition, and prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have obtained lending licenses or made applicable notice filings in certain states, and we may in the future pursue obtaining additional licenses or making additional notice filings. The loans we may originate or service on the Sezzle Platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. We cannot assure you that we will be successful in obtaining state licenses in other states or that we have not yet been required to apply for.

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

Stringent and evolving laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and prospects, or otherwise harm our business.

We process significant volumes of personal, financial and transaction data in connection with our platform and services. As a result, we are subject to a complex and evolving array of laws, rules, directives, and regulations, as well as contractual obligations, relating to privacy and data protection, including with respect to cloud computing and artificial intelligence and machine learning (“AI/ML”). The legal and regulatory environment relating to privacy and data protection laws continues to develop and evolve in ways we cannot predict. Any failure or alleged failure by us to comply with our privacy policies as communicated to customers or with privacy and data protection laws could result in proceedings or actions against us by data protection authorities, other government agencies, or others, which could subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, result in reputational harm, and materially harm our business. Compliance with inconsistent privacy and data protection laws may also restrict or limit our ability to provide products and services to our customers, or alternatively increase our costs in ways that could materially and adversely affect our financial position.

We use AI/ML in certain aspects of our operations, including for fraud detection and risk management. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. In addition, future privacy and data protection laws, rules, directives, and regulations may complicate or limit efforts to use data in connection with AI/ML.

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

Many jurisdictions in which we operate have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. A growing number of U.S. states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and retention of their residents’ personal information, including the California Consumer Privacy Act, California Privacy Rights Act, Minnesota Consumer Data Privacy Act, Virginia Consumer Data Protection Act, Colorado Privacy Act, Utah Consumer Privacy Act, Texas Data Privacy and Security Act, Delaware Personal Data Privacy Act, Montana Consumer Data Privacy Act, Iowa Consumer Data Protection Act, Nebraska Data Privacy Act, New Jersey Privacy Act, New Hampshire Expectation of Privacy Act, Tennessee Information Protection Act, Rhode Island Data Transparency and Privacy Protection Act, Oregon Consumer Privacy Act, Maryland Online Data Privacy Act, Kentucky Consumer Data Protection Act, Indiana Consumer Protection Act, and Connecticut Data Privacy Act. Internationally, we are currently or have in the past been subject to the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada. The continued proliferation of privacy laws in the jurisdictions in which we operate is likely to result in a disparate array of privacy rules with unaligned or conflicting provisions, accountability requirements, individual rights, and national or local enforcement powers, which could lead to increased regulatory scrutiny and business costs, or unintended consumer confusion. It may also increase our potential liability and may inhibit our operations to the extent that such requirements do not allow international transfers of personal information or otherwise restrict our processing of personal information or the availability of personal information to us.

Our failure, or the failure of any third party with whom we conduct business, to comply with privacy, data protection and AI/ML laws could result in potentially significant regulatory investigations and government actions, litigation, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business or privacy and security practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of cooperation from third parties. We have in the past, and may in the future, receive complaints or notifications from third parties, including individuals, alleging that we have violated applicable privacy and data protection laws and regulations.

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

The trading price of our common stock has experienced substantial volatility and may continue to be volatile. The closing price of our common stock between February 27, 2025 and February 25, 2026 has ranged from a low of $28.70 and a high of $182.16. Various factors have impacted, and may continue to impact, the trading price of our common stock, including but not limited to, the following:

•trading volume or the size of our public float of our common stock;
•previous and future strategic actions and manipulations of the market for our securities by short sellers;
•failure by industry or securities analysts to maintain coverage of us, downgrade of our common stock by analysts or provision of a more favorable recommendation of our competitors;
•failure by analysts to regularly publish research reports or the publication of an unfavorable or inaccurate report about our business;
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
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•sales, or anticipated sales, of shares of our common stock by us or our stockholders, including our directors and officers;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•adverse resolution of new or pending litigation, claims, or investigations against us;
•announcements by us or our competitors of new products, features, services, technical innovations;
•rumors and market speculation involving us or other companies in our industry; and
•existing, new and evolving regulations in the United States.

We may initiate stock buyback programs in the foreseeable future and, if initiated, we cannot guarantee that such programs will enhance the long-term value of our share price.

During the year ended December 31, 2025, we repurchased approximately $50.0 million of our common stock in the open market, and, on December 15, 2025, we received approval from our Board of Directors to repurchase an additional $100.0 million of our common stock. Stock repurchases could affect the price of our stock and increase volatility in the market. We cannot guarantee that these repurchases will continue or, if we do repurchase additional common stock, if such program will enhance the long-term value of our share price.

Our major stockholder owns a large percentage of our stock and can exert significant influence over us.

Our Chief Executive Officer and Chairman, Charles Youakim, is our largest stockholder. As reported in Amendment No. 1 to Mr. Youakim’s Schedule 13D filed with the SEC on February 11, 2025, Mr. Youakim holds approximately 44.2% of all shares of our common stock outstanding and can exert significant influence over us, including in relation to the election of directors, the appointment of new management and the potential outcome of matters submitted to the vote of stockholders. As a result, other stockholders have minimal control and influence over any matters submitted to our stockholders. There is a risk that the interests of our largest stockholder may be different from those of other stockholders. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could also discourage certain potential investors from acquiring our common stock and might harm the trading price of our stock. In addition, our officers and directors the ability to control the management and major strategic investments of our Company as a result of their positions within the Company as our and their ability to control the election or replacement of directors.

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

As reported in Amendment No. 1 to Mr. Youakim’s Schedule 13D filed with the SEC on February 11, 2025, Mr. Youakim reported beneficial ownership of over 14,899,386 shares of our common stock, representing approximately 44.2% beneficial ownership. These shares are eligible for resale into the public market in accordance with the terms of the plan of distribution including in our Registration Statement on Form S-3 (File No. 333-270755) filed with the SEC on July 10, 2024, or in lieu thereof, with the restrictions imposed by Rule 144 under the Securities Act. A large percentage of Mr. Youakim’s common stock in our company is subject to a pledge agreement between himself and Oppenheimer & Co., Inc. (“Oppenheimer”), an institutional lender. Upon the occurrence of certain events that are customary for these types of loans, including satisfaction of minimum margin maintenance requirements in accordance with Oppenheimer’s internal policy or the rules of any organization or agency to which Oppenheimer is subject, Oppenheimer may exercise its rights to require Mr. Youakim to repay the loan proceeds or post additional collateral, and Oppenheimer may exercise its rights to foreclose on, and dispose of, the pledged shares, in each case, in accordance with the agreements by and between Oppenheimer and Mr. Youakim. A foreclosure on, or disposal of, the pledged shares may result in negative publicity, and have an adverse impact to our stock price.

We are no longer an “emerging growth company” or a “smaller reporting company” and the reduced U.S. public company reporting requirements applicable to emerging growth companies and smaller reporting companies will no longer apply to us.

As of December 31, 2025, we no longer qualify as an “emerging growth company,” as defined in the JOBS Act or as a “smaller reporting company” as defined in the Exchange Act. Although we are permitted to continue to provide certain scaled disclosures through this Form 10-K, as incorporated by reference into our definitive proxy statement, we are no longer entitled to rely on various exemptions from disclosure and compliance requirements previously available to us. These include, among other things, compliance with the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, expanded executive compensation disclosures, advisory votes on executive compensation matters, and other corporate governance and reporting obligations.

The loss of emerging growth company and smaller reporting company status has increased our accounting, legal, and compliance costs and placed additional demands on our management and financial resources. As a result, we are subject to expanded disclosure, internal control, and corporate governance requirements under SEC rules, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Securities Act, the Exchange Act, and Nasdaq rules. If we are unable to comply with these requirements in a timely and effective manner, or if our disclosures are perceived as inadequate by investors or regulators, the market price of our common stock could decline and we could become subject to regulatory actions or stockholder litigation.

We incur significant costs and are subject to extensive regulations and requirements as a U.S. public company.

As a U.S. public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. We are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the SEC rules, and the listing standards of Nasdaq. These requirements impose significant obligations.

Compliance with these requirements require considerable time and attention from our management and places demands on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. In addition, Nasdaq listing standards require corporate governance standards with which we must comply. The costs associated with public company reporting, internal controls, and corporate governance have increased in recent years and may continue to rise. These rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. As a public company, we face a more limited and expensive market for director and officer liability insurance and may incur higher premiums or accept reduced coverage. In addition, heightened governance and disclosure expectations. In addition, heightened governance and disclosure expectations increase the demands on our directors and executive officers and may affect our ability to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements.

If we fail to comply with the applicable reporting, internal control, or listing requirements, we could be subject to delisting of our common stock on Nasdaq, as well as fines, sanctions and other regulatory action and civil litigation.

We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

Our common stock is listed for trading on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq requires its listed companies to abide by certain rules to maintain its listing, including corporate governance rules. Although we currently satisfy such rules and intend to continue to do so, there is no assurance that we will remain in compliance.

If we fail to meet Nasdaq’s continued listing standards and are unable to regain compliance within any applicable cure period, our common stock could be delisted. A delisting would likely reduce the liquidity and market price of our common stock, limit the ability of investors to buy or sell shares, reduce analyst coverage, and impair our ability to raise additional capital.

Any delisting of our common stock could materially adversely affect our business, financial condition, and results of operations.

We discovered a material weakness in our internal control over financial reporting. If we fail to remedy the material weakness or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting.

As described within our Management’s Report on Internal Control over Financial Reporting within this Annual Report on Form 10-K, management identified a material weakness in its internal control over financial reporting with respect to the design and effectiveness of controls to evaluate the appropriate classification of the cash flows related to our notes receivable. While we have designed a remediation plan, we will not be able to conclude whether the remediation of the material weakness was successful until sufficient time has passed to allow management to test the design and operational effectiveness of the enhanced controls. Not remediating the material weakness or not identifying additional control weaknesses could result in additional accounting errors or reporting delays that could negatively impact our reputation or stock price.

To comply with Section 404 on an ongoing basis, we expect to incur additional costs, expend significant management time on compliance-related issues and hire and retain accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we identify deficiencies in our disclosure controls and procedures, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC and other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

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

Unlike traditional corporations, in which directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results, and we may be restricted from pursuing certain growth opportunities to the extent not consistent with our public benefit corporation status. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect, or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition. To the extent the market ties our stock price to the results of our business, operations and financial results, such material adverse effects would likely cause our stock price to decline.

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

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of a company’s outstanding shares or, in the case of a corporation with shares listed on a national securities exchange, the lesser of such percentage or shares with a market value of at least $2 million as of the date the action is filed) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. Although traditional Delaware corporations are also subject to derivative litigation, the public benefit corporation framework creates an additional statutory basis for claims relating to the balancing of stockholder and public benefit interests. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

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

On June 9, 2025, we filed a lawsuit against Shopify, Inc., in the U.S. District Court for the District of Minnesota asserting federal and state antitrust violations. The lawsuit alleges that Shopify has been engaging and continues to engage in monopolistic and anticompetitive business practices in order to stifle competition for “buy now, pay later” service options on Shopify’s e-commerce platform. Sezzle is a seeking an injunction to prevent Shopify from continuing its anticompetitive conduct and to restore competition and consumer choice. Sezzle is also seeking damages, which could be tripled under applicable laws. Shopify has denied the allegations and filed a motion to dismiss the complaint. A hearing on such motion was held on December 8, 2025. As of the date of this report, the court has not issued a ruling on such motion and its outcome, including the timing of that outcome, cannot be predicted with certainty.

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

Holders of Record

As of February 24, 2026, there were 5,561 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends. The payment of dividends on our common stock will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, current and anticipated cash needs, the requirements of our current or then-existing debt instruments and other factors our Board of Directors deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Throughout the three months ended December 31, 2025, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Reports on Form 8-K filed on March 10, 2025 and December 15, 2025. The table below presents information with respect to such common stock purchases made by us during the three months ended December 31, 2025, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
October 1, 2025 through October 31, 2025	—	$—	—	$26,439,441
November 1, 2025 through November 30, 2025	401,247	54.12	341,650	8,177,473
December 1, 2025 through December 31, 2025	125,106	66.49	122,933	100,000,000
Total	526,353	$57.06	464,583	$100,000,000

(1)61,770 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On March 10, 2025, the Board of Directors authorized a stock repurchase program to repurchase up to $50 million of our outstanding shares. This program commenced April 7, 2025 and expired December 4, 2025. On December 12, 2025, the Board of Directors authorized a stock repurchase program to repurchase up to $100 million of our outstanding shares. This program commenced December 12, 2025, and does not have a fixed expiration date.

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

Overview

We are a purpose-driven payments company on a mission to financially empower the next generation. Launched in 2017, we have built a digital shopping and payments platform that provides consumers a flexible alternative to traditional credit. Through our platform, we aim to give consumers control of their spending, ways to save money, and access to responsible credit. Our vision is to create a digital ecosystem benefiting all of our stakeholders—including merchants, consumers, employees, communities, and investors—while continuing to drive ethical and sustainable growth.

The Sezzle Platform offers a payments solution for consumers in the United States and Canada that has the ability to instantly extend credit at the point-of-sale, allowing consumers to purchase and receive merchandise, while paying in installments over time. Consumers pay a portion of the purchase price at the point-of-sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We also offer the ability to “pay-in-full” using the Sezzle Platform.

We provide consumers access to subscription products, short-term credit products at the point of sale, which may be free or subject to fees and/or interest, and access to interest-bearing loans with our third-party partner. We make a majority of our revenue from merchants, partners, consumer fees, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. Additionally, through collaboration with a third-party partner we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

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

Acquisition, Monetization, and Retention of Consumers

Our ability to profitably scale our business relies on the acquisition, monetization, and retention of consumers on the Sezzle Platform. Changes in our consumer base have had, and will continue to have, an impact on our results of operations. The success of our business depends on a consumer base that actively engages with the Sezzle Platform. It is costly for us to acquire consumers; therefore, we aim to provide offerings to our consumers that keep them engaged within our ecosystem, such as our in-app product marketplace, price comparison feature, Payment Streaks, Earn tab, and Sezzle Up. High turnover in our consumer base could result in higher than anticipated overhead costs. There is a risk that we may lose consumers for a variety of reasons, including consumers shifting to competitors or other payment options, changes in the general macroeconomic climate, or changes in our underwriting.

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

In 2024, we launched Payment Streaks and Sezzle On-Demand. Our free Payment Streaks program enables consumers to ascend through loyalty tiers by consistently making on-time payments, with each tier providing additional benefits to consumers. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to certain merchant, product, goods, and service restrictions) in exchange for a finance charge, which is added to the consumer’s initial down payment.

In 2025, we launched price comparison, the Earn tab, and Sezzle Balance. Price comparison is a feature in our product marketplace that provides consumers the ability to compare the price of a product across a variety of different merchants and receive notifications if the price drops. The Earn tab allows consumers the ability to save money through coupons, discounts, and playing games. Sezzle Balance allows consumers to preload funds into a digital wallet for a simplified repayment process.

We continue to seek out new partners to adopt our existing products and strategize on new products to complement our platform and core products, which we believe will have an impact on the continued growth of our business.

Credit Risk Management

A critical component of our business model is the ability to effectively manage the repayment risk inherent in allowing consumers to pay over time, as we absorb the costs of all credit losses on the credit we extend to our consumers. The provision for credit losses is a significant component of our operating expenses, and excessive exposure to consumer repayment failure may impact our results of operations. To that end, a team of Sezzle engineers and risk specialists oversee our proprietary systems, identify transactions with an elevated risk of fraud, assess the credit risk of the consumer, assign spending limits, and manage the ultimate receipt of funds. Because our consumers settle a portion of the purchase value upfront at the point of sale, we believe repayment risk is more limited relative to other traditional forms of unsecured consumer credit.

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

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and GMV in the fourth quarter have historically been strongest for us, in line with consumers generally spending more during the holiday shopping season. These seasonal volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters. Increased charge-offs accompanying higher seasonal volumes typically result in an increase in the provision for credit losses on an absolute basis and as a percentage of GMV.

Key Operating Metrics

Gross Merchandise Volume

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Gross Merchandise Volume ("GMV")	$3,940,422	$2,540,237	$1,400,185	55.1%

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

Active Consumers and Monthly On-Demand Users and Subscribers

	As of December 31,		Change
	2025	2024	#	%
	(in thousands, except percentages)
Active Consumers	3,049	2,725	324	11.9%
Monthly On-Demand Users and Subscribers	918	707	211	29.8%

“Active Consumers” is defined as unique consumers who have placed an order with us within the last twelve months. Monthly On-Demand Users and Subscribers (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended December 31, 2025, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period.

As of December 31, 2025, we had 0.7 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.2 million unique consumers who placed an On-Demand order during the month ended December 31, 2025. The increase in both Active Consumers and MODS is attributed to increased marketing and advertising initiatives during the current year.

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
We also earn income from partners on consumer transactions. This income includes interchange fees through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we purchase is recognized at the time the underlying order is placed. Promotional incentives are recognized in the period we fulfil our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands.

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

Personnel

Personnel primarily comprises all compensation paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, equity- and incentive-based compensation, and other employee-related expenses.

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

Provision for Credit Losses

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivable from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate.

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

Results of Operations

Total Revenue

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Transaction income	$234,117	$146,776	$87,341	59.5%
Subscription revenue	99,400	82,222	17,178	20.9%
Income from other sources	116,762	42,130	74,632	177.1%
Total revenue	$450,279	$271,128	$179,151	66.1%

For the years ended December 31, 2025 and 2024, transaction income included merchant and partner income of $102.2 million and $86.5 million, respectively. The increase in merchant and partner income was a result of higher GMV in the current period, offset against costs related to purchasing loans from our loan originator.

Transaction income also increased as a result of consumer fees, which totaled $131.9 million and $60.3 million for the years ended December 31, 2025 and 2024, respectively. The increase in consumer fees was driven by a higher number of fees charged in the current period as a result of higher GMV, contributing to approximately $41.1 million of the increase, the standardization of consumer fees stemming from our strategic bank partnership, which contributed to approximately $13.7 million of the increase, and the introduction of new products, contributing to approximately $16.8 million of the increase.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

The increase in income from other sources was largely derived from consumer fee income. The increase in consumer fees was driven by a higher absolute number of fees charged in the current period as a result of GMV growth, contributing to approximately $32.7 million of the increase; fee standardization, contributing to approximately $26.3 million; and the introduction of new products, which contributed to approximately $3.9 million of the increase. Consumer late payment fees totaled $74.0 million and $25.2 million for the years ended December 31, 2025 and 2024, respectively. The increase in late payment fees was primarily driven by the standardizing of late payment fees along with a higher number of orders becoming past due as a result of GMV growth. Increases in affiliate and advertising revenue also contributed to the increase in income from other sources.

Personnel

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Personnel	$54,825	$51,765	$3,060	5.9%

The increase in personnel was driven by higher contract labor and additional equity awards granted during the current year. Recorded within personnel, equity based compensation totaled $6.5 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively.

Transaction Expense

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Payment processing costs	$61,724	$44,872	$16,852	37.6%
Affiliate and partner fees	2,858	5,124	(2,266)	(44.2)%
Other transaction expense	1,379	1,368	11	0.8%
Transaction expense	$65,961	$51,364	$14,597	28.4%

The increase in payment processing costs was primarily driven by higher GMV. GMV growth outpaced the increase in payment processing expenses as a result of more efficient processing strategies in place in the current year.

Affiliate and partner fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. The decrease was from lower GMV on such partner platforms.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Third-party technology and data	$14,441	$9,595	$4,846	50.5%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$32,191	$9,740	$22,451	230.5%

The increase in marketing, advertising, and tradeshow costs was from expanding initiatives to promote consumer acquisition and co-market the Sezzle brand.

General and Administrative

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
General and administrative	$16,774	$11,403	$5,371	47.1%

The increase was primarily from higher professional service fees related to corporate strategic projects, consisting of costs related to the ongoing support for the antitrust litigation, our evaluation of a potential bank charter, and general capital markets exploration. Corporate strategic project costs totaled $3.1 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The remainder of the increase was driven by overall growth of the business.

Provision for Credit Losses

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Provision for credit losses	$89,298	$55,015	$34,283	62.3%

The increase in credit losses was a result of higher GMV during the year ended December 31, 2025, when compared to the year ended December 31, 2024, as well as changes to consumer underwriting to promote consumer acquisition and retention. Of the $34.3 million increase when comparing the years ended December 31, 2025 and 2024, approximately $30.3 million was attributable to the increase in GMV. The rest of the increase was a result of changes in consumer underwriting.

As a percentage of total revenue, the provision for credit losses was 19.8% and 20.3% for the years ended December 31, 2025 and 2024, respectively.

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

Net Interest Expense

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net interest expense	$14,021	$13,762	$259	1.9%

Net interest expense remained flat when comparing the years ended December 31, 2025 and 2024, as higher outstanding borrowings on our line of credit during the year ended December 31, 2025 were offset by entering into a new line of credit on April 19, 2024, which carries a lower interest rate than our previous line of credit.

Income Tax Expense (Benefit)

	For the years ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Income tax expense (benefit)	$29,761	$(11,205)	$40,966	Not meaningful

Our effective income tax rate for the years ended December 31, 2025 and 2024 was 18.3% and (16.6%), respectively. The change in the effective tax rate was primarily driven by a release of the majority of our valuation allowance during the year ended December 31, 2024.

The primary driver of the effective tax rate for the year ended December 31, 2025 related to $5.7 million of excess tax benefits on equity based compensation.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As a result of the positive trends in our net income, during the years ended December 31, 2025 and 2024 we concluded that it was more likely than not that our U.S. federal and state deferred tax assets are realizable. During the year ended December 31, 2024, we recorded a tax benefit of $28.2 million to reflect the release of our valuation allowance.

Liquidity and Capital Resources

For the years ended December 31, 2025 and 2024, our net income was $133.1 million and $78.5 million, respectively. As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of December 31, 2025, we had cash and cash equivalents of $64.1 million, compared to $73.2 million as of December 31, 2024. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of December 31, 2025 and 2024, we had restricted cash of $38.5 million and $25.1 million, respectively.

As of December 31, 2025 and 2024, we had working capital of $262.1 million and $151.9 million, respectively. The increase in working capital was primarily a result of the growth in notes receivable, net, driven by higher GMV. Additionally, as of December 31, 2025 and 2024 we had an unused borrowing capacity on our line of credit of $73.5 million and $39.0 million, respectively.

We believe that our existing cash, cash equivalents, restricted cash, our unused borrowing capacity on our line of credit, and certain cash flows from operations will be sufficient to meet our working capital and investment requirements beyond the next twelve months.

Factors Affecting Liquidity and Capital Resources

While we believe that our business will be able to generate enough cash flow from operations and that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs, we cannot provide any assurance. Our ability to meet these needs depends on current economic conditions and other factors, many of which are beyond our control. Material factors that could affect our liquidity and capital resources are consumer delinquencies and defaults, declines in consumer purchases, an inability to access fundraising, macroeconomic conditions, material changes in interest rates, and instability of financial institutions. If our capital is insufficient to satisfy our liquidity requirements, we will need to seek additional equity or debt financing. In an increasing interest rate environment, our ability to raise equity or incur debt could be limited, our borrowing costs could increase, we could be subject to tighter covenants, or we could be required to pledge additional collateral as security. If we are unable to raise additional capital or generate the necessary cash flows, our results of operations and financial condition could be materially and adversely impacted.

Cash Flows

The following table summarizes our cash flows:

	For the years ended December 31,
(in thousands)	2025	2024
Net Cash Provided from Operating Activities	$209,907	$130,648
Net Cash Used for Investing Activities	(181,569)	(91,213)
Net Cash Used for Financing Activities	(25,412)	(10,368)
Net increase in cash, cash equivalents, and restricted cash	$2,926	$29,067

Operating Activities

Our largest source of operating cash inflow is receipts from consumers, and our largest source of operating cash outflow is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the year ended December 31, 2025, net cash provided from operating activities totaled $209.9 million as a result of cash inflows of $133.1 million in net income adjusted for $133.8 million of non-cash charges including credit losses, deferred income taxes, equity based compensation, depreciation, and amortization offset against cash outflows of $57.0 million due to changes in our operating assets and liabilities.

Our cash outflow from changes in operating assets and liabilities for the year ended December 31, 2025 was driven by a $36.0 million increase in our other receivables, which was related to a higher volume of consumer fees charged in the current year and the timing of consumer repayment on such fees, which resulted in decreased cash receipts from consumers, as well as the timing of settlement with our originating partner to pay our merchants. We also had a $13.0 million decrease in merchant accounts payable as a result of the timing of payments to merchants, which resulted in increased cash payments to merchants during the year ended December 31, 2025, and a $6.8 million increase in prepaid assets and other current assets as a result of higher partner and affiliate fees earned during the year ended December 31, 2025 that have not been collected as of the end of the year.

During the year ended December 31, 2025, cash payments for personnel-related expenses totaled $52.3 million, cash payments for processing costs totaled $65.0 million, and cash interest payments totaled $15.3 million.

During the year ended December 31, 2024, net cash provided from operating activities totaled $130.6 million as a result of cash inflows of $78.5 million in net income adjusted for $57.4 million of non-cash charges including credit losses, deferred income taxes, equity based compensation, depreciation, and amortization offset against cash outflows of $5.2 million due to changes in our operating assets and liabilities.

Our cash outflow from changes in operating assets and liabilities for the year ended December 31, 2024 was driven by a $12.7 million increase in our other receivables, which was related to the timing and settlement with our originating partner to pay our merchants. Offset against this, we had a $13.1 million increase in our accrued and other liabilities, driven by receiving down payments from consumers prior to purchasing the related receivable from our originating partner, resulting in increased cash receipts from consumers classified as liabilities during the current year.

During the year ended December 31, 2024, cash payments for personnel-related expenses totaled $44.6 million, cash payments for processing costs totaled $44.4 million, and cash interest payments totaled $14.0 million.

The change in net cash from operating activities year-over-year was from higher cash receipts from consumers related to our increased profitability during the year ended December 31, 2025.

Investing Activities

Net cash used for investing activities during the year ended December 31, 2025 was $181.6 million, compared to $91.2 million during the year ended December 31, 2024. Cash outflows for investing activities were from purchases and originations of notes receivable, net of repayments; purchasing computer equipment; and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the years ended December 31, 2025 and 2024 was $25.4 million and $10.4 million, respectively.

Financing cash outflows for the year ended December 31, 2025 were primarily from repurchases and the retirement of shares of common stock made under our stock repurchase plans totaling $50.0 million, repurchases of shares of common stock from employees to cover minimum statutory tax obligations totaling $14.7 million, and payments of debt issuance costs totaling $0.8 million, offset against net proceeds from our line of credit totaling $36.3 million and proceeds from stock option exercises totaling $3.8 million.

Financing cash outflows during the year ended December 31, 2024 were primarily from repurchases and the retirement of shares of common stock made under our stock repurchase plans totaling $20.0 million, repurchases of shares of common stock from employees to cover minimum statutory tax obligations totaling $3.6 million, and payments of debt issuance costs totaling $1.1 million, offset against net proceeds from our line of credit totaling $10.0 million and proceeds from stock option and warrant exercises totaling $4.4 million.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses. We believe the following estimate has the greatest risk of affecting our consolidated financial statements; therefore, we consider this to be our critical accounting policy and estimate.

Allowance for Credit Losses on Notes Receivable

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

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivable from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate. See Note 3. Notes Receivable and Allowance for Credit Losses on the accompanying Notes to the Consolidated Financial Statements for more information about our notes receivable.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of December 31, 2025 and 2024, we had a revolving line of credit facility of $225 million and $150 million available to us, respectively. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of December 31, 2025 and 2024, we had $141.3 million and $105.0 million, respectively, outstanding under our line of credit. For the year ended December 31, 2025, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $1.2 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the year.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the years ended December 31, 2025 and 2024 would have resulted in an additional foreign currency translation adjustment of approximately $1.6 million and $1.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sezzle Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sezzle Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Management did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to notes receivable.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and our opinion on such consolidated financial statements was not affected.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2024 financial statements to correct an error.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Notes Receivable

As described in Notes 1 and 3, the Company maintains an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivable from consumers. The allowance for credit losses is determined based on the Company’s current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in the Company’s portfolio, historical credit losses and current economic conditions. The allowance for credit losses is determined using a roll rate analysis of delinquent and current notes receivable. The roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges-off. The Company segments its notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default.

We identified the allowance for credit losses for notes receivable as a critical audit matter given the subjective nature associated with the estimation of the historical loss rate assumption.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s roll rate analysis and historical loss rate assumption. Our audit procedures related to the allowance for credit losses also included the following, among others:

•Evaluating the appropriateness of the roll rate analysis.
•Developing an independent expectation of the historical loss rate assumption, including testing the completeness and accuracy of the data used to develop an independent estimate.

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota
February 26, 2026

We have served as the Company's auditor since 2019.

Consolidated Balance Sheets

	As of December 31,
(in thousands, except per share amounts)	2025	2024
Assets
Current Assets
Cash and cash equivalents, including amounts held by variable interest entity (“VIE”) of $25,921 and $30,899, respectively	$64,054	$73,185
Restricted cash, current, including amounts held by VIE of $8,245 and $4,096, respectively	8,413	4,850
Notes receivable	283,400	190,665
Allowance for credit losses	(28,505)	(26,103)
Notes receivable, net, including amounts held by VIE of $237,062 and $152,174, respectively	254,895	164,562
Other receivables, net	6,186	3,629
Prepaid expenses and other current assets	18,316	11,393
Total current assets	351,864	257,619
Non-Current Assets
Internally developed intangible assets, net	3,331	2,442
Operating right-of-use assets	665	800
Restricted cash, non-current	30,134	20,275
Deferred tax asset, net of $0 and $3,742 valuation allowance, respectively	13,615	16,905
Other assets	620	331
Total Assets	$400,229	$298,372

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$56,374	$68,967
Other payables, including amounts held by VIE of $1,476 and $1,103, respectively	6,908	7,455
Deferred revenue	5,431	4,234
Other current liabilities	21,053	25,021
Total current liabilities	89,766	105,677
Non-Current Liabilities
Operating lease liabilities	661	823
Line of credit, net of unamortized debt issuance costs of $1,268 and $1,008, respectively, held by VIE	139,991	103,992
Other non-current liabilities	—	45
Total Liabilities	230,418	210,537

Commitments and Contingencies (see Note 11)

Stockholders' Equity*
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,130 and 34,786 shares issued, respectively; 33,798 and 33,735 shares outstanding, respectively	194,890	188,589
Treasury stock, at cost: 1,332 and 1,051 shares, respectively	(24,072)	(9,391)
Accumulated other comprehensive loss	(683)	(1,588)
Accumulated deficit	(324)	(89,775)
Total Stockholders' Equity	169,811	87,835
Total Liabilities and Stockholders' Equity	$400,229	$298,372

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income

	For the years ended December 31,
(in thousands, except per share amounts)	2025	2024
Total revenue	$450,279	$271,128

Operating Expenses
Personnel	54,825	51,765
Transaction expense	65,961	51,364
Third-party technology and data	14,441	9,595
Marketing, advertising, and tradeshows	32,191	9,740
General and administrative	16,774	11,403
Provision for credit losses	89,298	55,015
Total operating expenses	273,490	188,882

Operating Income	176,789	82,246

Other Income (Expense)
Net interest expense	(14,021)	(13,762)
Other income, net	123	354
Fair value adjustment on warrants	—	(1,261)
Loss on extinguishment of line of credit	—	(260)
Income before taxes	162,891	67,317

Income tax expense (benefit)	29,761	(11,205)

Net Income	133,130	78,522

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	905	(941)

Total Comprehensive Income	$134,035	$77,581

Net income per share*:
Basic	$3.93	$2.33
Diluted	$3.72	$2.19

Weighted-average shares outstanding*:
Basic	33,910	33,711
Diluted	35,744	35,890

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2024	34,185	$186,017	$—	$(5,756)	$(647)	$(157,520)	$22,094
Equity based compensation	—	3,318	—	—	—	—	3,318
Stock option exercises	449	3,918	—	—	—	—	3,918
Warrant exercises	301	401	—	—	—	—	401
Restricted stock issuances and vesting of awards	845	1,875	—	—	—	—	1,875
Stock subscriptions receivable related to stock option exercises	4	39	(39)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	39	—	—	—	39
Conversion of warrant liabilities to stockholders' equity	—	2,229	—	—	—	—	2,229
Repurchase and retirement of common stock	(1,770)	(9,208)	—	—	—	(10,777)	(19,985)
Repurchase of common stock	(279)	—	—	(3,635)	—	—	(3,635)
Foreign currency translation adjustment	—	—	—	—	(941)	—	(941)
Net income	—	—	—	—	—	78,522	78,522
Balance at December 31, 2024	33,735	188,589	—	(9,391)	(1,588)	(89,775)	87,835

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
(in thousands)	Shares*	Amount
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	2,350	—	—	—	—	2,350
Stock option exercises	643	3,731	—	—	—	—	3,731
Restricted stock issuances and vesting of awards	838	6,471	—	—	—	—	6,471
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	44	—	—	—	44
Repurchase and retirement of common stock	(1,144)	(6,295)	—	—	—	(43,679)	(49,974)
Repurchase of common stock	(281)	—	—	(14,681)	—	—	(14,681)
Foreign currency translation adjustment	—	—	—	—	905	—	905
Net income	—	—	—	—	—	133,130	133,130
Balance at December 31, 2025	33,798	194,890	—	(24,072)	(683)	(324)	$169,811

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
		(As restated)
(in thousands)	2025	2024
Operating Activities:
Net income	$133,130	$78,522
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	1,356	965
Provision for credit losses	89,298	55,015
Provision for other credit losses	33,475	10,605
Discount on notes receivable	(735)	460
Equity based compensation and restricted stock vested	6,520	5,193
Amortization of debt issuance costs	532	526
Fair value adjustment on warrants	—	1,261
Impairment losses on long-lived assets	68	48
Gain on sale of fixed assets	(21)	(55)
Loss on extinguishment of line of credit	—	260
Deferred income taxes	3,290	(16,905)
Changes in operating assets and liabilities:
Other receivables	(36,021)	(12,670)
Prepaid expenses and other assets	(6,794)	(4,997)
Merchant accounts payable	(13,036)	(4,345)
Other payables	(572)	1,951
Accrued and other liabilities	(1,816)	13,145
Deferred revenue	1,193	1,595
Operating leases	40	74
Net Cash Provided from Operating Activities	209,907	130,648

Investing Activities:
Purchases and originations of notes receivable, net of proceeds from repayments	(178,874)	(89,749)
Purchase of property and equipment	(655)	(70)
Internally developed intangible asset additions	(2,040)	(1,394)
Net Cash Used for Investing Activities	(181,569)	(91,213)

Financing Activities:
Proceeds from line of credit	180,860	107,427
Payments to line of credit	(144,600)	(97,427)
Payments of debt issuance costs	(792)	(1,106)
Proceeds from stock option exercises	3,731	3,918
Stock subscriptions collected related to stock option exercises	44	39
Proceeds from warrant exercises	—	401
Repurchase of common stock	(64,655)	(23,620)
Net Cash Used for Financing Activities	(25,412)	(10,368)

Effect of exchange rate changes on cash	1,365	(1,456)
Net increase in cash, cash equivalents, and restricted cash	2,926	29,067
Cash, cash equivalents, and restricted cash, beginning of period	98,310	70,699
Cash, cash equivalents, and restricted cash, end of period	$102,601	$98,310

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
(in thousands)	2025	2024
Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$2,301	$—
Conversion of warrant liabilities to stockholders' equity	—	2,229

Supplementary disclosures:
Interest paid	$15,322	$14,047
Income taxes paid:
Federal income taxes paid	21,040
State income taxes paid	6,640
Foreign income taxes paid	385
Total income taxes paid	$28,065	$4,766

See the accompanying Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Sezzle Inc. (“Sezzle”, the “Company”, “we”, “us”, or “our”) is a technology-enabled payments company based in the United States with operations in the United States and Canada. We are a Delaware Public Benefit Corporation formed on January 4, 2016. We offer a digital shopping and payments platform in-store and online that provides consumers a flexible alternative to traditional credit.

The Sezzle Platform offers a payments solution for consumers in the United States and Canada that has the ability to instantly extend credit at the point-of-sale, allowing consumers to purchase and receive merchandise while paying in installments over time. Consumers pay a portion of the purchase price at the point-of-sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We also offer the ability to “pay-in-full” using the Sezzle Platform.

We provide consumers access to subscription products, short-term credit products at the point-of-sale (which may be free or subject to fees and/or interest), and access to interest-bearing loans with our third-party partner. We make a majority of our revenue from merchants, partners, fees from Sezzle On-Demand, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. Additionally, through collaboration with a third-party partner we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

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

Our notes receivable are derived from extending credit to consumers, which exposes us to the risk of credit losses. Changes in economic conditions may result in higher credit losses. To help mitigate our credit risk, we establish individually tailored credit lines for our consumers. The allowance for credit losses is adequate for covering any potential losses on outstanding notes receivable. Refer to Note 3. Notes Receivable and Allowance for Credit Losses for more information. No consumer accounted for more than 10% of net notes receivable as of December 31, 2025 and 2024.

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

Cash and Cash Equivalents

We consider all money market funds and other highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We accept Automated Clearing House ("ACH"), Electronic Funds Transfer ("EFT"), debit card, and credit card payment methods from consumers to settle receivables, and these transactions are generally processed through third parties. The payments due from the third parties are generally settled within three days of initiation. Funds in transit at the end of the period are classified as cash and cash equivalents.

Restricted Cash

We are required to maintain restricted cash balances in accordance with certain agreements.

We maintain restricted cash in a bank account related to our line of credit agreement, where access to funds are controlled by our line of credit provider. On a regular basis, cash is deposited into the restricted bank account and subsequently made available to us through periodic settlement. Cash deposits to the restricted bank account include cash received from pledged receivables, including consumer payments and affiliate partner payments. The minimum balance consists of accrued interest on the drawn credit facility, accrued interest on the unused portion of the credit facility, and accrued management fees charged by our line of credit providers. We are permitted to withdraw cash from the bank account provided we meet certain requirements of the line of credit. We are also required to maintain minimum balances in deposit accounts to fund merchants using our virtual card solution and to cover consumer card chargebacks. We expect these cash balances to remain restricted for less than one year from the reporting date; therefore, these accounts are classified as current restricted cash on the consolidated balance sheets.

Additionally, we are required to maintain minimum cash balances in reserve accounts pursuant to agreements with various third parties. We have an agreement with an independent chartered financial institution (“originating partner”) in which we are required to maintain a collateral account. We expect these cash balances to remain restricted for more than one year from the reporting date; therefore, these accounts are classified as non-current restricted cash on the consolidated balance sheets.

Notes Receivable and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumers pay a portion of the purchase price at the point-of-sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We purchase certain receivables related to installment payment plans extended to consumers in the United States by our originating partner and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due within 42 days of origination.

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

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivable from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate. See Note 3. Notes Receivable and Allowance for Credit Losses for more information about our notes receivable.

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

We review the carrying value of internally developed intangible assets for impairment whenever events and circumstances indicate that the assets’ carrying value may not be recoverable from the future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects; the manner in which the asset is used; and the effects of obsolescence, demand, competition, and other economic factors. Impairments for the years ended December 31, 2025 and 2024 were not material. Impairment costs are recorded in general and administrative within operating expenses in the consolidated statements of operations and comprehensive income.

As of December 31, 2025 and 2024, we have not renewed or extended the initial determined life for any of our recognized internally developed intangible assets.

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

We evaluate our tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2025 and 2024, we have not recorded any liabilities for uncertain tax positions.

Advertising Costs

Advertising costs are expensed as incurred and consist of traditional marketing, digital marketing, sponsorships, promotional product expenses, and contractual obligations to co-market the Sezzle brand. Such costs were $31.5 million and $9.0 million for the years ended December 31, 2025 and 2024, respectively, and were recorded within marketing, advertising, and tradeshows on the consolidated statements of operations and comprehensive income.

Equity Based Compensation

We maintain stock compensation plans that offer incentives in the form of stock options, restricted stock, and unrestricted stock to employees, directors, and advisors of the Company. Equity based compensation expense reflects the fair value of awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of stock options without a market condition on the measurement date using the Black-Scholes valuation model. The Black-Scholes valuation model incorporates assumptions about stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. For valuing our stock option grants, significant judgment is required for determining the expected volatility of our shares of common stock and is based on the historical volatility of our share price. The fair value of restricted stock awards and restricted stock units that vest based on a service condition is based on the fair market value of our shares of common stock on the date of grant. The expense associated with equity based compensation is recognized over the requisite service period using the straight-line method. We issue new shares of common stock upon the exercise of stock options and vesting of restricted stock units and recognize forfeitures of awards as they occur. Refer to Note 13. Equity Based Compensation for further information about our equity based compensation plans.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Our estimates and judgments are based on historical experience and various other assumptions that we believe are reasonable under the circumstances. The amount of assets and liabilities reported on our consolidated balance sheets and the amounts of income and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, determining the allowance for credit losses recorded against notes receivable.

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

As of December 31, 2025 and 2024, our assets and liabilities measured at fair value were not material. The fair value and its classification within the fair value hierarchy for financial assets and liabilities not reported at fair value within the consolidated balance sheets as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$64,054	$64,054	$—	$—	$64,054
Restricted cash(1)	38,547	38,547	—	—	38,547
Notes receivable, net	254,895	—	—	254,895	254,895
Total assets	$357,496	$102,601	$—	$254,895	$357,496
Liabilities:
Line of credit, net	139,991	—	139,991	—	139,991
Total liabilities	$139,991	$—	$139,991	$—	$139,991

	December 31, 2024
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents(2)	$73,170	$73,170	$—	$—	$73,170
Restricted cash(1)	25,125	25,125	—	—	25,125
Notes receivable, net	164,562	—	—	164,562	164,562
Total assets	$262,857	$98,295	$—	$164,562	$262,857
Liabilities:
Line of credit, net	103,992	—	103,992	—	103,992
Total liabilities	$103,992	$—	$103,992	$—	$103,992

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

Foreign Currency

We work with international merchants, creating exposure to gains and losses from foreign currency exchanges. Losses from foreign exchange rate fluctuations that affected our net income totaled $0.1 million for both the years ended December 31, 2025 and 2024. Foreign currency exchange gains and losses are recorded within other income, net, on the consolidated statements of operations and comprehensive income.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Under ASC 830, if our assets and liabilities are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive loss. Foreign currency translation adjustment gains (losses) totaled $0.9 million and ($0.9) million for the years ended December 31, 2025 and 2024, respectively.

Stock Split

Our Board of Directors approved a stock split of our issued shares of common stock at a ratio of 6-for-1, effected through a stock dividend (the “Stock Split”). The Stock Split became effective March 28, 2025. All share and per share amounts for all periods presented in these consolidated financial statements and their accompanying notes have been adjusted, on a retrospective basis, to reflect the Stock Split, unless otherwise stated. The number of authorized shares and the par value of the shares remained unaffected.

Variable Interest Entity

Our primary source of funding consumer receivables is through a secured line of credit. We sell a portion of our notes receivable to a wholly owned, bankruptcy-remote special purpose entity (the “SPE”), which then pledges such receivables as collateral for our line of credit. We continue to service all receivables sold and pledged to the SPE. The amount we can borrow under our line of credit is dependent on the amount of eligible, pledged notes receivable we have sold to the SPE. While we serve as a limited guarantor for the SPE and are subject to certain financial covenants, our line of credit provider does not have full recourse against our general credit and may absorb losses in the event of default if the cash receipts related to our pledged notes receivable are not sufficient to repay the outstanding line of credit balance. Refer to Note 8. Line of Credit for more information about our line of credit and the relationship between our line of credit and our notes receivable.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our impacted consolidated statements of cash flows for the year ended December 31, 2024, and for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, we concluded that we had not appropriately classified purchases and originations of notes receivable, and proceeds from repayments thereof, as investing activities within our consolidated statements of cash flows for the year ended December 31, 2024. The impacts of the restatement for the year ended December 31, 2024, as described above, are reflected in the consolidated statements of cash flows and had no impact on the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of stockholders’ equity, or the notes to the consolidated financial statements. The impacts of the restatement for each of the quarterly periods are presented in Note 15. Restated Quarterly Consolidated Statements of Cash Flows (Unaudited).

The following table presents the amounts previously reported and a reconciliation of the restatement amounts reported on the restated consolidated statements of cash flows for the year ended December 31, 2024. The amounts previously reported were derived from our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

	For the year ended December 31, 2024
(in thousands)	As previously reported	Restatement impact	As restated
Operating Activities:
Discount on notes receivable	$—	$460	$460
Notes receivables	(89,289)	89,289	—
Net Cash Provided from Operating Activities	$40,899	$89,749	$130,648

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$(89,749)	$(89,749)
Net Cash Used for Investing Activities	$(1,464)	$(89,749)	$(91,213)

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU requires enhanced disclosures on the income tax rate reconciliation, income taxes paid, and other income tax-related disclosures. Such disclosures include specific categories in the rate reconciliation, qualitative information about significant components of income tax, and disaggregation of income taxes paid by federal, state, and local jurisdiction.	Year ended December 31, 2025
We updated the supplementary disclosures in the Consolidated Statements of Cash Flows and the disclosures in Note 10 of the accompanying Notes to the Consolidated Financial Statements to provide the required, enhanced disclosures using the prospective transition approach.

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
As this ASU related to disclosures only, there will be no impact to our consolidated financial statements. We will include the enhanced disclosure requirements in our 2027 annual consolidated financial statements.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
This ASU changes the criteria required to begin capitalizing internal-use software and website development costs, in addition to clarifying which disclosures are required for capitalized internal-use software costs.
		Year ended December 31, 2028	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We expect to elect the prospective transition approach upon adoption.

There are additional new accounting pronouncements issued by the FASB that we have not yet adopted. We do not believe any of these additional accounting pronouncements will have a material impact on the consolidated financial statements or disclosures.

Note 2. Total Revenue

Total revenue was $450.3 million and $271.1 million for the years ended December 31, 2025 and 2024, respectively. Total revenue in the fourth quarter has historically been strongest for us, in line with consumer spending habits during the holiday shopping season. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the GMV plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we purchase is recognized at the time the sale is completed. Promotional incentives are recognized in the period we fulfill our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands. Merchant and partner income totaled $102.2 million and $86.5 million for the years ended December 31, 2025 and 2024, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers make a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $131.9 million and $60.3 million for the years ended December 31, 2025 and 2024, respectively.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $74.0 million and $25.2 million for the years ended December 31, 2025 and 2024, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the years ended December 31, 2025 and 2024 was as follows:

	2025			2024
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$127,225	$106,892	$234,117	$103,505	$43,271	$146,776
Subscription revenue	—	99,400	99,400	—	82,222	82,222
Income from other sources	87,176	29,586	116,762	28,227	13,903	42,130
Total revenue	$214,401	$235,878	$450,279	$131,732	$139,396	$271,128

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. For any transaction income that is recognized over the duration of the loan, the income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets and recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $3.1 million and $3.8 million as of December 31, 2025 and 2024, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $5.3 million and $4.2 million as of December 31, 2025 and 2024, respectively. All deferred revenue as of December 31, 2024 was recognized during the year ended December 31, 2025.

Income from other sources that falls under the scope of ASC Topic 310 primarily relates to late payment fees. Such fees are recognized at the time the fee is charged to the consumer to the extent they are reasonably collectible. Income from other sources that fall under the scope of ASC 606 comprises a single performance obligation which is satisfied immediately and not deferred.

For the years ended December 31, 2025 and 2024, no external party amounted to ten percent or more of our total revenue.

Note 3. Notes Receivable and Allowance for Credit Losses

As of December 31, 2025 and 2024, our notes receivable at amortized cost was comprised of the following:

(in thousands)	2025	2024
Notes receivable, gross	$286,459	$194,434
Deferred loan fees and costs	(3,059)	(3,769)
Notes receivable, amortized cost	$283,400	$190,665

Deferred loan fees and costs are primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to total revenue on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 33 days and 34 days as of December 31, 2025 and 2024, respectively.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of December 31, 2025 and 2024 was as follows:

	2025			2024
	Amortized cost basis by year of origination
(in thousands)	2025	2024	Total	2024	2023	Total
A	$105,974	$4	$105,978	$57,945	$—	$57,945
B	109,843	13	109,856	74,999	1	75,000
C	67,422	71	67,493	57,646	—	57,646
No score	73	—	73	74	—	74
Total amortized cost	$283,312	$88	$283,400	$190,664	$1	$190,665

The amortized cost basis of our notes receivable by delinquency status as of December 31, 2025 and 2024 was as follows:

(in thousands)	2025	2024
Current	$246,720	$161,870
1–28 days past due	18,565	15,303
29–56 days past due	8,274	6,267
57–90 days past due	9,841	7,225
Total amortized cost	$283,400	$190,665

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the years ended December 31, 2025 and 2024 was as follows:

	For the years ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$26,103	$12,253
Provision for credit losses	89,298	55,015
Charge-offs	(94,442)	(43,916)
Recoveries of charged-off receivables	7,546	2,751
Balance at end of period	$28,505	$26,103

Net charge-offs by year of origination for the years ended December 31, 2025 and 2024 was as follows:

	For the year ended December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(67,044)	$(27,267)	$(5)	$(125)	$(1)	$(94,442)
Current period recoveries	1,939	4,293	454	322	538	7,546
Current period net charge-offs	$(65,105)	$(22,974)	$449	$197	$537	$(86,896)

	For the year ended December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Total
Current period gross charge-offs	$(31,071)	$(12,830)	$(11)	$(4)	$—	$(43,916)
Current period recoveries	563	1,321	404	355	108	2,751
Current period net charge-offs	$(30,508)	$(11,509)	$393	$351	$108	$(41,165)

Note 4. Other Receivables

As of December 31, 2025 and 2024, the balance of other receivables, net, on the consolidated balance sheets was comprised of the following:

(in thousands)	2025	2024
Delinquency fees receivable, net	$2,871	$993
Receivables from merchants	684	698
Receivables from originating partner	2,631	1,938
Other receivables, net	$6,186	$3,629

Delinquency fees are comprised of late payment fees and failed payment fees. Late payment fees are applied to delinquent principal installments. Failed payment fees are applied when a payment method fails when attempting to make an installment payment. Delinquency fees are subject to regulations within specific state jurisdictions and are considered to be the same number of days delinquent as the principal payment associated with the fee. Delinquency fees receivable, net, is comprised of outstanding delinquency fees that we reasonably expect to collect from our consumers. As of December 31, 2025 and 2024, gross delinquency fees receivable totaled $14.8 million and $6.3 million, respectively.

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

The activity in the allowance for other credit losses related to delinquency fees, including the provision for other credit losses, charge-offs, and recoveries for the years ended December 31, 2025 and 2024 was as follows:

	For the years ended December 31,
	2025	2024
Balance at beginning of period	$5,276	$1,272
Provision for other credit losses	33,475	10,605
Charge-offs	(28,537)	(7,092)
Recoveries of charged-off receivables	1,701	491
Balance at end of period	$11,915	$5,276

Due to the nature of delinquency fees, we monitor the credit quality of the receivables based on delinquency status. Delinquency fees receivable were $14.8 million delinquent as of December 31, 2025, and $6.0 million delinquent and $0.3 million current as of December 31, 2024. Net delinquency fee charge-offs by year of origination for the year ended December 31, 2025 was as follows:

(in thousands)	2025	2024	2023	2022	2021	Total
Current period gross charge-offs	$(22,022)	$(6,492)	$(1)	$(22)	$—	$(28,537)
Current period recoveries	809	682	75	54	81	1,701
Current period net charge-offs	$(21,213)	$(5,810)	$74	$32	$81	$(26,836)

Both charge-offs and recoveries during the year ended December 31, 2024 relating to prior year loan originations were not material.

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

Note 5. Internally Developed Intangible Assets

As of December 31, 2025 and 2024, internally developed intangible assets, net, consisted of the following:

(in thousands)	2025	2024
Internally developed intangible assets, gross	$6,988	$5,064
Less accumulated amortization	(3,657)	(2,622)
Internally developed intangible assets, net	$3,331	$2,442

Amortization expense relating to internally developed intangible assets was $1.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, and is recorded within general and administrative on the consolidated statements of operations and comprehensive income.

Note 6. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $42.3 million and $49.3 million were recorded within the DSIP balance as of December 31, 2025 and 2024, respectively. The average annual percentage yield and related interest expense was 4.12% and $1.9 million, and 4.89% and $2.5 million for the years ended December 31, 2025 and 2024, respectively. Effective December 20, 2024, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily. Prior to that, all delayed payments retained in the program bore daily incentive payments at a fixed rate of 5.20% during the year ended December 31, 2024.

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

Note 7. Other Current Liabilities

As of December 31, 2025 and 2024, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	2025	2024
Consumer down payments on unpurchased originating partner receivables(1)	$9,542	$9,221
Accrued operational expenses	4,330	6,725
Accrued personnel expenses	7,018	8,979
Operating lease liabilities	163	96
Other current liabilities	$21,053	$25,021

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 8. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $141.3 million and $105.0 million as of December 31, 2025 and 2024, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of December 31, 2025 and 2024, we had pledged $251.1 million and $168.4 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $73.5 million and $39.0 million as of December 31, 2025 and 2024, respectively.

Expenses related to our lines of credit for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Interest expense on utilization	$13,201	$11,247
Interest expense on unused daily amounts	221	264
Amortization of debt issuance costs	532	526

For the years ended December 31, 2025 and 2024, our lines of credit carried an effective annual interest rate of 10.72% and 11.25%, respectively.

2022 Credit Agreement

On October 14, 2022, we entered into a secured revolving credit facility (the “2022 Credit Agreement”) with Bastion Funding IV, LLC and other certain lenders. The 2022 Credit Agreement had a borrowing capacity of up to $100.0 million and a maturity date of October 14, 2024. The borrowing base was 75% of pledged, eligible notes receivable. Our 2022 Credit Agreement referenced “Adjusted SOFR,” which was defined as the 3-month Term U.S. Federal Reserve Secured Overnight Financing Rate (“SOFR”) plus a spread adjustment of 0.262%. The 2022 Credit Agreement carried an interest rate of Adjusted SOFR plus 11.5%, with an Adjusted SOFR floor rate of 1.0%. Interest on borrowings was due on collection dates as specified in the loan agreement, typically every two weeks. We incurred an unused facility fee of 0.50% per annum on the difference between the maximum borrowing capacity and the amount outstanding. We were also required to maintain a minimum outstanding balance of $50.0 million prior to January 31, 2023, and $75.0 million between January 31, 2023 and March 30, 2023. Beginning on March 31, 2023, we were required to maintain a minimum outstanding balance of $80.0 million.

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

2024 Credit Agreement

On April 19, 2024, we entered into a secured revolving credit facility (the “2024 Credit Agreement”) with Bastion Funding VI LP. The 2024 Credit Agreement, as amended, has a borrowing capacity of up to $225.0 million and a maturity date of April 19, 2027. On October 30, 2025, we increased the amount of our borrowing capacity from $150.0 million to $225.0 million by exercising an available $75.0 million of additional funding. The borrowing base is 85% of pledged, eligible notes receivable, increased to 90% based on the loss rates of the underlying collateral. Eligible notes receivable are defined as notes receivable from consumers from the United States or Canada that are less than 30 days past due and fall within certain term and principal criteria.

Our 2024 Credit Agreement carries an interest rate of SOFR plus 6.75%, with a SOFR floor rate of 2.0%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically monthly. We incur an unused facility fee of 0.5% per annum on the difference between the maximum borrowing capacity and the amount of principal outstanding. We are also required to maintain a minimum outstanding balance of $60.0 million.

The 2024 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default (including upon change of control or collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants limit our ability to incur or guarantee additional indebtedness; make investments or other restricted payments; acquire assets or form or acquire subsidiaries; create liens; sell assets; pay dividends or make other distributions or repurchase or redeem capital stock; engage in certain transactions with affiliates; enter into agreements that restrict the creation or incurrence of liens other than liens securing the new 2024 Credit Agreement and related documents; engage in liquidations, mergers, or consolidations; and make any material amendment, modification, or supplement to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. We are also subject to financial covenants, which require us to meet financial tests related to collection rates, default rates, leverage, tangible net worth, and liquidity. We were in compliance with all of our covenants as of December 31, 2025 and 2024.

In connection with entering into the 2024 Credit Agreement, we recognized a $0.3 million loss on extinguishment of our previous line of credit primarily related to unamortized debt issuance costs during the year ended December 31, 2024.

Note 9. Warrants

Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. The following share and per share amounts have been retroactively adjusted.

On October 14, 2022, in connection with entering into the 2022 Credit Agreement, we issued our lenders warrants to purchase up to 0.3 million shares of our common stock as consideration for the revolving credit facility. These warrants were exercisable until October 14, 2029 at an exercise price of A$3.10 per share. The warrants were denominated in Australian dollars and therefore were not considered indexed to our stock given our functional currency is the U.S. dollar; therefore, we recognized the warrants as a liability on the consolidated balance sheets and revalued the warrants to their fair value as of each reporting date.

On February 23, 2024, in connection with our delisting from the Australian Securities Exchange, we amended the strike price of all outstanding warrants originally denominated in Australian dollars to U.S. dollars. As a result of the amendment, the warrants were no longer subject to foreign currency fluctuations and became considered indexed directly to our stock price and, on the date of amendment, we converted the warrants from a liability to stockholders’ equity within the consolidated balance sheets. The amount converted totaled $2.2 million.

Prior to converting our warrant liabilities, we revalued them to their fair value as of each reporting date using a Black-Scholes valuation model, which is calculated using Level 3 inputs. The primary unobservable input used in determining the fair value of the warrant liabilities is the expected volatility of our common stock. On the conversion date, we revalued the warrants using the Black-Scholes valuation model using a risk-free interest rate of 4.2%, expected volatility of 139.1%, and an expected life of 5.6 years, resulting in an estimated fair value of $6.80 per warrant.

The activity related to our warrant liabilities during the year ended December 31, 2024 was as follows:

(in thousands)	2024
Balance at beginning of period	$968
Fair value remeasurement loss	1,261
Conversion of warrant liabilities to stockholders’ equity	(2,229)
Balance at end of period	$—

The fair value remeasurement loss was recognized within other income (expense) on the consolidated statements of operations and comprehensive income.

During the year ended December 31, 2024, all 0.3 million warrants were exercised into 0.3 million shares of common stock, with an immaterial number of shares withheld to cover the exercise price on certain exercises during the period. As of December 31, 2025 and 2024, we had no warrants outstanding. No warrants were cancelled during the year ended December 31, 2024.

Note 10. Income Taxes

The components of income before taxes for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
United States	$162,263	$64,783
International	628	2,534
Total	$162,891	$67,317

The components of income tax expense (benefit) for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Current tax expense
Federal	$19,877	$2,869
Foreign	295	832
State	6,299	1,999
Total current tax expense	26,471	5,700
Deferred tax expense
Federal	3,830	(13,418)
Foreign	(19)	(20)
State	(521)	(3,467)
Total deferred tax expense	3,290	(16,905)
Income tax expense (benefit)	$29,761	$(11,205)

The components of the net deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$816	$7,928
Allowance for credit losses	10,130	7,691
Equity based compensation	767	865
Research and experimental expenditures	479	735
Lease liability	217	246
Credit carryforwards	433	61
Accruals	1,697	1,668
Nondeductible interest	—	2,070
Other	6	7
Total deferred tax assets	14,545	21,271
Valuation allowance	—	(3,742)
Deferred tax liabilities:
Depreciation and amortization	(599)	(395)
Right-of-use asset	(181)	(229)
Prepaids	(150)	—
Total deferred tax liabilities	(930)	(624)
Net deferred tax asset	$13,615	$16,905

The Company has elected to prospectively adopt the guidance in ASU No, 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The reconciliation of the federal statutory income tax rate to the Company's provision for income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 is as follows:

	2025
(in thousands, except percentages)	Amount	Rate
U.S. federal statutory income tax rate	$34,207	21.0%
State and local income taxes (net of federal effect)[1]	4,459	2.7%
Tax credits
Research credits	(2,314)	(1.4)%
Tax effects of equity based compensation	(5,653)	(3.5)%
Nontaxable and nondeductible items	(1,020)	(0.6)%
Other reconciling items	82	0.1%
Effective income tax rate	$29,761	18.3%

1. State taxes from California, Illinois, New Jersey, New York, Pennsylvania and Georgia made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

2024
Computed "expected" tax benefit	21.0%
State income tax benefit, net of federal tax effect	3.5
Nondeductible equity based compensation	(1.8)
Other permanent differences	1.2
Change in valuation allowance	(41.9)
Foreign rate differentials and other	1.4
Income tax benefit	(16.6)%

As of December 31, 2025, we had state tax effected net operating loss and credit carryforwards of approximately $0.8 million and $0.4 million, respectively. The state net operating losses will begin to expire in 2033. The state credit carryforwards will begin to expire in 2036.

Management assesses the available positive and negative evidence to estimate where sufficient future taxable income will be generated to permit use of existing deferred tax assets. During the year ended December 31, 2024, we identified significant pieces of positive evidence, including our three-year cumulative taxable income, which is objective and verifiable, and consideration of our expected future taxable income. Based on our assessment, we concluded as of December 31, 2024 that it was more likely than not that our U.S. federal, state, and foreign deferred tax assets are realizable, and as a result do not hold a valuation allowance against U.S. federal, state, and foreign deferred tax assets. We maintain this position as of December 31, 2025.

As of December 31, 2025, we maintained a valuation allowance of $0 recorded against foreign deferred tax assets. The change in valuation allowance was ($3.7) million and ($28.7) million for the years ended December 31, 2025 and 2024, respectively.

We file income tax returns in U.S. federal and state jurisdictions, Canada, and certain countries in Europe. We do not believe a material uncertain tax position exists as of December 31, 2025. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense (benefit). As of December 31, 2025, we had no accrued interest and penalties. We are subject to exam for tax periods after 2021 with limited exceptions.

We have determined that our foreign earnings are expected to be indefinitely reinvested in the foreseeable future, and therefore, no deferred tax liability has been recognized on these earnings. The amount of the unrecognized tax liability is not significant.

Note 11. Commitments and Contingencies

Loan Commitments

On September 27, 2024, we entered into a five-year strategic partnership program with our originating partner by executing a Loan and Receivables Sale Agreement and Marketing and Servicing Agreement. We have a direct obligation to purchase receivables extended to consumers by our originating partner. During the year ended December 31, 2025, the total order value of loans purchased from our originating partner was $3,535.1 million, and the carrying value of the receivables on those purchases totaled $2,597.5 million. During the year ended December 31, 2024, the total order value of loans purchased from our originating partner was $709.2 million, and the carrying value of the receivables on those purchases totaled $519.8 million. As of December 31, 2025 and 2024, the total order value of loans we had an obligation to purchase from our originating partner was $27.3 million and $34.6 million, respectively, and the carrying value of the receivables on those obligations totaled $20.1 million and $25.4 million, respectively.

Note 12. Stockholders’ Equity

Repurchase of Common Stock

We retain a portion of shares issuable in satisfaction of vested restricted stock units to cover minimum statutory withholding tax obligations for employees. As of December 31, 2025, we had withheld 1.3 million shares at a value totaling $24.1 million. As of December 31, 2024, we had withheld 1.1 million shares at a value totaling $9.4 million. We recognize these amounts as treasury stock, at cost, within the consolidated balance sheets as a reduction to stockholders’ equity.

Repurchase and Retirement of Common Stock

During the years ended December 31, 2025 and 2024, we repurchased 1.1 million and 1.8 million shares, respectively, in the open market under our stock repurchase plans, as described in our Current Reports on Form 8-K filed on December 22, 2023, June 24, 2024, and March 10, 2025, at a value totaling $50.0 million and $20.0 million, respectively. All shares repurchased under our stock repurchase plans were subsequently retired. We recognized the repurchase amounts in excess of par as a reduction to additional paid-in capital and accumulated deficit, based on the pro rata portion of additional paid-in capital on the same issue.

Note 13. Equity Based Compensation

We issue incentive and non-qualified stock options, restricted stock units, restricted stock awards, and unrestricted stock to employees and non-employees. With the exception of unrestricted stock, equity based compensation issuances include service based vesting requirements, generally covering four years. We utilize the Black-Scholes valuation model to determine the fair market value of stock option issuances, and the closing price of our stock on the grant date to determine the fair market value of restricted stock issuances.

Equity based compensation expense, including vesting of restricted stock units, totaled $6.5 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively. Equity based compensation expense is recorded within personnel on the consolidated statements of operations and comprehensive income.

2016 Employee Stock Option Plan

We adopted the 2016 Employee Stock Option Plan on January 16, 2016. The number of awards authorized for issuance under the plan was 1.6 million. We had an immaterial amount of options issued and outstanding under the plan as of December 31, 2025. We had 0.3 million options issued and outstanding under the plan as of December 31, 2024. We had no restricted stock awards issued and outstanding as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, 0.3 million and 0.1 million options were exercised into shares of common stock, respectively.

2019 Equity Incentive Plan

We adopted the 2019 Equity Incentive Plan on June 25, 2019. The number of awards authorized for issuance under the plan was 4.1 million. We had 0.4 million and 0.7 million options issued and outstanding as of December 31, 2025 and 2024, respectively. We had no restricted stock units issued and outstanding as of December 31, 2025 and 2024. During both the years ended December 31, 2025 and 2024, 0.4 million options were exercised into shares of common stock.

2021 Equity Incentive Plan

We adopted the 2021 Equity Incentive Plan on June 15, 2021. The number of awards authorized for issuance under the plan as of December 31, 2025 was 7.7 million. As of both December 31, 2025 and 2024, we had 0.1 million options issued and outstanding. We had 1.1 million and 1.9 million restricted stock units issued and outstanding as of December 31, 2025 and 2024, respectively. During both the years ended December 31, 2025 and 2024, an immaterial amount of options were exercised into shares of common stock.

The following tables summarize the options issued, exercised, canceled, outstanding, and exercisable under our equity based compensation plans as of December 31, 2025 and 2024:

	For the year ended December 31, 2025
(in thousands, except per share amounts)	Number of Options*	Weighted Average Exercise Price*	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	1,094	$10.43	$35,743	5.07
Granted	—	—	—	—
Exercised	(650)	6.01	49,814	—
Canceled	(5)	39.52	—	—
Outstanding, end of year	439	16.42	20,672	4.76
Exercisable, end of year	396	17.04	18,382	4.38
Expected to vest, end of year	43	$10.80	$2,290	8.15

	For the year ended December 31, 2024
(in thousands, except per share amounts)	Number of Options*	Weighted Average Exercise Price*	Intrinsic Value	Weighted Average Remaining Life
Outstanding, beginning of year	1,522	$10.34	$1,147	5.85
Granted	72	11.38	—	—
Exercised	(453)	8.98	8,845	—
Canceled	(47)	22.82	—	—
Outstanding, end of year	1,094	10.43	35,743	5.07
Exercisable, end of year	1,017	10.25	33,425	4.78
Expected to vest, end of year	77	$12.84	$2,318	8.91

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

The following table represents the assumptions used for estimating the fair values of stock options granted to our employees, contractors, and non-employees under the Black-Scholes valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date:

2024
Risk-free interest rate	4.37%
Expected volatility	140.69%
Expected life (in years)	6.00
Weighted average estimated fair value of options granted	$10.53

Restricted stock award and restricted stock unit transactions during the years ended December 31, 2025 and 2024 are summarized as follows:

	For the year ended December 31, 2025		For the year ended December 31, 2024
(in thousands, except per share amounts)	Number of Shares*	Weighted Average Grant Date Fair Value*	Number of Shares*	Weighted Average Grant Date Fair Value*
Unvested shares, beginning of year	1,893	$7.87	2,140	$3.55
Granted	160	45.01	808	11.99
Vested	(777)	8.06	(860)	5.49
Forfeited or surrendered	(150)	8.43	(195)	5.70
Unvested shares, end of year	1,126	$12.96	1,893	$7.87

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

During the year ended December 31, 2025, employees and non-employees received restricted stock units totaling 0.2 million. Vesting of restricted stock units totaled 0.8 million. The shares underlying the restricted stock units granted in 2025 were assigned a weighted average fair value of $45.01 per share, for a total value of $7.2 million. The restricted stock issuances are scheduled to vest over four years.

During the year ended December 31, 2024, employees and non-employees received restricted stock units totaling 0.8 million. Vesting of restricted stock units totaled 0.8 million. The shares underlying the restricted stock units granted in 2024 were assigned a weighted average fair value of $11.99 per share, for a total value of $9.7 million. The restricted stock issuances are scheduled to vest over a range of one to four years.

As of December 31, 2025, the total compensation cost related to non-vested awards not yet recognized is $12.1 million and is expected to be recognized over the weighted average remaining recognition period of approximately 2.6 years. As of December 31, 2024, the total compensation cost related to non-vested awards not yet recognized is $11.7 million and is expected to be recognized over the weighted average remaining recognition period of approximately 2.8 years.

Note 14. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, including repurchases carried as treasury stock. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding adjusted for the dilutive effect of all potential shares of stock, including the exercise of employee stock options and assumed vesting of restricted stock units (if dilutive). Diluted net income per share was computed using the treasury stock method for stock options and restricted stock units.

The following table presents the calculation of basic and diluted net income per share:

	For the years ended December 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income	$133,130	$78,522

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,910	33,711
Diluted shares(2):
Stock options	520	677
Restricted stock units	1,314	1,502
Weighted-average shares outstanding	35,744	35,890

Net income per share:
Basic	$3.93	$2.33
Diluted	$3.72	$2.19

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 15 and 187 shares were excluded from the denominator of diluted net income per share for the years ended December 31, 2025 and 2024, respectively.

Note 15. Restated Quarterly Consolidated Statements of Cash Flows (Unaudited)

As described in Note 1. Principal Business Activity and Significant Accounting Policies, the impacted consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024 have been restated and are reflected in the tables that follow. The unaudited quarterly consolidated statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the cash flows for the quarterly periods presented. Restated amounts are computed independently for each quarter presented; therefore, the sum of the quarterly amounts may not equal the total amount for the year due to rounding.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31, 2024
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$(670)	$(670)
Notes receivables	21,953	(21,953)	—
Net Cash Provided from Operating Activities	$38,613	$(22,623)	$15,990

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$22,623	$22,623
Net Cash (Used for) Provided from Investing Activities	$(340)	$22,623	$22,283

	For the six months ended June 30, 2024
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$(180)	$(180)
Notes receivables	(4,140)	4,140	—
Net Cash Provided from Operating Activities	$34,218	$3,960	$38,178

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$(3,960)	$(3,960)
Net Cash Used for Investing Activities	$(774)	$(3,960)	$(4,734)

	For the nine months ended September 30, 2024
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$325	$325
Notes receivables	(32,994)	32,994	—
Net Cash Provided from Operating Activities	$39,928	$33,319	$73,247

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$(33,319)	$(33,319)
Net Cash Used for Investing Activities	$(1,058)	$(33,319)	$(34,377)

	For the three months ended March 31, 2025
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$(1,224)	$(1,224)
Notes receivables	5,134	(5,134)	—
Net Cash Provided from Operating Activities	$58,837	$(6,358)	$52,479

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$6,358	$6,358
Net Cash (Used for) Provided from Investing Activities	$(308)	$6,358	$6,050

	For the six months ended June 30, 2025
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$(782)	$(782)
Notes receivables	(53,796)	53,796	—
Net Cash Provided from Operating Activities	$22,522	$53,014	$75,536

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$(53,014)	$(53,014)
Net Cash Used for Investing Activities	$(1,328)	$(53,014)	$(54,342)

	For the nine months ended September 30, 2025
(in thousands)	As previously reported	Restatement impact	As restated
Discount on notes receivable	$—	$(1,516)	$(1,516)
Notes receivables	(85,172)	85,172	—
Net Cash Provided from Operating Activities	$55,618	$83,656	$139,274

Purchases and originations of notes receivable, net of proceeds from repayments	$—	$(83,656)	$(83,656)
Net Cash Used for Investing Activities	$(2,103)	$(83,656)	$(85,759)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management concluded that, as of December 31, 2025, Sezzle did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in internal control over financial reporting as we did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to our notes receivable. This material weakness resulted in the restatement of our Consolidated Statement of Cash Flows for the year ended December 31, 2024, as well as a material misclassification of the Consolidated Statements of Cash Flows for and for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024. If not remediated, this material weakness could result in misstatements of the aforementioned cash flow statements or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their accompanying report.

Remediation Plan

To remediate the material weakness in its internal control over financial reporting related to the classification of notes receivable in our Consolidated Statements of Cash Flows, we will introduce enhancements to the design of our disclosure controls and procedures as they relate to the classification of our notes receivable.

Changes in Internal Control Over Financial Reporting

As of December 31, 2025, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the year ended December 31, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On November 18, 2025, Paul Paradis, the Company’s President, adopted a Rule 10b5-1 trading arrangement (the “Paradis Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Paradis Plan provided for the potential sale of of 132,000 shares of common stock of the Company, between a start date of February 18, 2026 until termination of the Paradis Plan on November 18, 2026, or earlier if all transactions under the Paradis Plan were completed. As of the date hereof, 26,400 shares have been sold under the Paradis Plan.

On November 25, 2025, Amin Sabzivand, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Sabzivand Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Sabzivand Plan provided for the potential sale of 67,930 shares of common stock of the Company, between a start date of March 10, 2026, until termination of the Sabzivand Plan on November 30, 2026, or earlier if all transactions under the Sabzivand Plan were completed. As of the date hereof, no shares of common stock have been sold under the Sabzivand Plan.

However, our directors and executive officers may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

As disclosed in this Annual Report on Form 10-K, we restated our consolidated statements of cash flows for the year ended December 31, 2024, and for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024. We concluded that we had not appropriately classified purchases and originations of notes receivable, and proceeds from repayments thereof, as investing activities within our consolidated statements of cash flows. We considered whether this error and the resulting restatement required recovery of incentive-based compensation under the Clawback Policy. The Company concluded that no incentive-based compensation was paid based on the information that is the subject of the restatement, and that no recovery of incentive-based compensation was required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025.

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

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-41781	11/22/2024
3.2	Third Amended and Restated Bylaws	10-12G/A	000-56267	10/25/2021
4.1	Description of Capital Stock				X
10.1	Revolving Credit and Security Agreement dated as of April 19, 2024 among Sezzle Funding SPE II, LLC, the lenders from time to time party thereto and Bastion Funding VI LP, as administrative agent.	8-K	001-41781	4/22/2024
10.2	Amendment No. 1 to Revolving Credit and Security Agreement	10-Q	001-41781	11/8/2024
10.3	Amendment No. 2 to Revolving Credit and Security Agreement	10-Q	001-41781	11/8/2024
10.4	Amendment No. 3 to Revolving Credit and Security Agreement	8-K	001-41781	11/5/2025
10.5	Amendment No. 4 to Revolving Credit and Security Agreement				X
10.6	Pledge and Guaranty Agreement dated as of April 19, 2024 by and between Sezzle Funding SPE II Parent, LLC, as pledgor, and Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.7	Limited Guaranty and Indemnity Agreement dated as of April 19, 2024 by Sezzle Inc. for the benefit of Bastion Funding VI LP, in its capacity as administrative agent.	8-K	001-41781	4/22/2024
10.8	Amendment No. 1 to Limited Guaranty and Indemnity Agreement	8-K	001-41781	6/24/2024
10.9	Amendment No. 2 to Limited Guaranty and Indemnity Agreement	10-K	001-41781	2/27/2025
10.10	Amended and Restated Loan and Receivables Sale Agreement	10-Q	001-41781	11/8/2024
10.11	Amended and Restated Marketing and Servicing Agreement	10-Q	001-41781	11/8/2024
10.12	Form of Warrant Agreement	8-K	000-56267	10/18/2022
10.13	Office Lease by and between 601 Minnesota MT LLC and Sezzle Inc., dated June 9, 2023.	10-K	001-41781	2/29/2024
10.14	Form of Indemnification Agreement	10-K	001-41781	2/29/2024
10.15	Form of Director Agreement	10-12G/A	000-56267	10/25/2021
10.16	Employment Agreement between Sezzle Inc. and Charles Youakim, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.17	Employment Agreement between Sezzle Inc. and Paul Paradis, dated June 20, 2019 #	10-12G/A	000-56267	10/25/2021
10.18	Consulting Agreement between Sezzle Inc. and Karen Hartje, dated November 1, 2025	8-K	001-41781	11/5/2025
10.19	Employment Letter between Sezzle Inc. and Lee Brading, dated January 26, 2026	8-K	0001-41781	1/29/2026
10.17	Sezzle 2016 Employee Stock Option Plan #	10-12G/A	000-56267	10/25/2021
10.18	Sezzle 2019 Equity Incentive Plan #	10-12G	000-56267	4/13/2021
10.19	Sezzle 2021 Equity Incentive Plan #	10-12G/A	000-56267	10/25/2021
10.20	Amendment to Sezzle Inc. 2021 Equity Incentive Plan #	8-K	001-41781	8/4/2025

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.21	Form of Notice of Option Award #	10-K	001-41781	2/27/2025
10.22	Form of Notice of RSU Award #	10-K	001-41781	2/27/2025
10.23	Form of Notice of Unrestricted Stock Award #	10-Q	001-41781	5/8/2025
10.24	Form of Notice of Restricted Stock Award #	10-Q	001-41781	8/8/2025
10.25	Form of Award Amendment #	8-K	001-41781	8/4/2025
10.26	Agreement for B Corporation Certification dated as of March 22, 2021 by and between Sezzle Inc. and B Lab Company	10-12G/A	000-56267	10/25/2021
10.27	Form of Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement	10-12G/A	000-56267	10/25/2021
19.1	Securities Trading Policy				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of Baker Tilly US, LLP, independent registered public accounting firm				X
24.1	Powers of Attorney (see signature page hereto)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Clawback Policy - Executive Officers				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#Indicates a management contract or compensation plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: February 26, 2026	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 26, 2026	By:	/s/ Lee Brading
Lee Brading
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Charles Youakim and Lee Brading, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Signature	Title	Date

/s/ Lee Brading	Chief Financial Officer	February 26, 2026
Lee Brading	(Principal Financial Officer)

/s/ Kyle Brehm	Non-Executive Director	February 26, 2026
Kyle Brehm

/s/ Stephen East	Non-Executive Director	February 26, 2026
Stephen East

/s/ Justin Krause	SVP of Finance and Financial Controller	February 26, 2026
Justin Krause	(Principal Accounting Officer)

/s/ Paul Paradis	President and Executive Director	February 26, 2026
Paul Paradis

/s/ Karen Webster	Non-Executive Director	February 26, 2026
Karen Webster

/s/ Charles Youakim	Chief Executive Officer and Chairman	February 26, 2026
Charles Youakim	(Principal Executive Officer)

Exhibit 4.1
DESCRIPTION OF COMMON STOCK
General

As of December 31, 2025, Sezzle Inc. (the “Company”) has its common stock registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Exhibit 19.1

Securities Trading Policy

Last Revised October 30, 2025

1. Background and Purpose	2
2. Statement of Policy	2
3. Definitions	4
4. Delegation of Authority	5
5. Prohibition on Insider Trading	5
6. Company Imposed Restrictions on Trading	8
7. Pre-Notification and Reporting of Trades	11
8. Policy Compliance	13
9. Periodic Reviews	14

Version	Issue Date	Comments
1.0.0	June 24, 2019	Initial release
1.0.1	July 16, 2020	Formal Release of combined policies.
1.0.2	June 24, 2021	Annual review
1.0.3	October 20, 2022	Annual review
1.0.4	September 13, 2023	Updates for Nasdaq listing
1.0.5	November 29, 2023	Legal Team proposed updates for fiscal year 2023.
1.0.6	May 2, 2024	Proposed Finance Edits.
1.0.7	August 6, 2024	Proposed management edits.
1.0.8	October 30, 2025	Proposed management edits.

Exhibit 19.1
1.BACKGROUND AND PURPOSE

1.1.Background

Sezzle Inc. (the “Company”) is a publicly listed company in the United States. The Company and its employees have obligations to avoid unlawful and unethical Trading practices occurring through a Restricted Persons’ access to material, nonpublic information of the Company. Capitalized terms used herein shall have the meanings as set forth below.

The Company is listed on The Nasdaq Stock Market LLC (“Nasdaq” or the “Exchange”) and maintains this Securities Trading Policy (this “Policy”) to ensure that Trading of Securities complies with the applicable laws and regulations of, among other things, the Nasdaq Listing Rules, the Securities Exchange Act of 1934 (the “Exchange Act”), and other applicable U.S. securities laws.

U.S. securities laws also apply to the disclosure of material, nonpublic information to others who may Trade Securities. Violations of these laws can result in civil and criminal penalties. A company and its controlling persons may also be subject to liability if such company or controlling persons fail to take reasonable steps to prevent insider trading by its personnel.

It is important that Restricted Persons understand the breadth of activities that constitute illegal insider trading and the consequences, which can be severe. The U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”), the Exchange, and other regulatory authorities are generally very effective at detecting insider trading. These regulatory authorities, along with government prosecutors, pursue insider trading violations vigorously. Cases have been successfully prosecuted against employees and others who have committed insider trading, even for relatively small Trades, through foreign accounts or through family members and friends. Profit or loss is irrelevant to whether insider trading occurs.

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
•establish the Company’s policy and procedure for Restricted Persons Trading in Securities;
•raise awareness and minimize any potential for breach of the prohibitions on insider trading contained in Section 10(b) of the Exchange Act and the rules and regulations promulgated thereunder;
•maintain a proper market for the Securities of the Company and ensure the Company’s reputation and integrity are not adversely impacted by perceptions of improper Trading of Securities; and
•promote stockholder and general market confidence in the Company.

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
3

Exhibit 19.1

3.DEFINITIONS

In this Policy, unless the context otherwise requires:

Board means the board of directors of the Company.

Chair means the Chairperson of the Board.

Director means a member of the Board.

Inside Information has the meaning set forth in Section 5.

Notification Officer means the General Counsel of the Company, or any other employee designee appointed by the Board.

Personnel means a person who is an employee (permanent or temporary), senior executive, and/or Director.

Prohibited Trading Period means any time other than during a Trading Window and any additional period from time to time when the Chair or Board impose a prohibition on Trading.

Restricted Person or “you” means all Personnel and agents, consultants, advisors, and contractors who are currently engaged by the Company.

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

Exhibit 19.1
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

Exhibit 19.1
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

Whether a particular item is “material” or “generally available” will be judged with the benefit of hindsight. Before engaging in any transaction, a Restricted person should give careful thought to whether any facts and circumstances exist that could raise suspicions about the propriety of the proposed Trade after the fact. Persons with any questions as to whether information may be considered “material” and “nonpublic” should consult the Company’s Continuous Disclosure Policy available at investors.sezzle.com or consult the Notification Officer.

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

In addition, from time to time, the Company may be involved in activities that are material and that are known only by a limited number of people at the Company. If you are someone whose duties cause you to become aware of such an activity, the Notification Officer or the Finance Team may notify you of an event-specific Trading restriction (or additional Prohibited Trading Period) and you will not be permitted to Trade in Securities. The existence of an event-specific blackout may or may not be broadly announced, and you should not communicate it to anyone. Even if you are not notified of an event-specific blackout, you should not Trade in Securities.

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

The ARC, as part of its risk assessment and risk management oversight responsibilities, shall evaluate proposed and outstanding Pledge Arrangements for potential impacts to the Company and the Company’s Securities in the event of a forced sale of Securities. The ARC may approve a proposed Pledge Arrangement if the Director or Senior Executive can clearly demonstrate financial capacity to repay the loan without resorting to a sale of the Securities pledged.

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
9

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

◦Personnel accepting a takeover bid or transferring Securities under a scheme of arrangement in respect of the Company;
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

Despite the above exceptions, under U.S. securities laws, a person who possesses Inside Information may be prohibited from Trading even where Trading falls within an exception specified above.

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

The Company will maintain a register of notifications and clearances given in relation to Trading in Company Securities and must report all such matters to the Board as they arise.

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

In general, a Rule 10b5-1 Trading Plan must be entered into in good faith at a time when the person is not aware of any Inside Information and may not be entered into during a Prohibited Trading Period. The Rule 10b5-1 Trading Plan must specify the amounts and prices of Securities to be purchased or sold as well as the dates on which the purchases or sales are to be made ahead of time (or include a written formula for determining such information) or delegate discretion on these matters to an independent third party. Once the Rule 10b5- 1 Trading Plan is adopted, the person must not exercise any influence over how, when or whether to Trade any Securities that are subject to the Rule 10b5-1 Trading Plan.

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

7.7.Post-Termination Transactions

This Policy continues to apply to your transactions in Securities even after you have terminated employment or other services to the Company. If you are aware of Inside Information when your employment or service relationship terminates, you may not Trade in Securities until that information has become generally available, is no longer material, or until the next scheduled Trading Window, whichever is later.

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

Exhibit 21.1
SEZZLE INC.

Subsidiaries of the Registrant

Name of subsidiary	Jurisdiction of incorporation or organization
Sezzle Canada Corp.	Nova Scotia
Sezzle Funding SPE, LLC	Delaware
Sezzle Funding SPE II, LLC	Delaware
Sezzle Funding SPE II Parent, LLC	Delaware
Sezzle Holdings I, Inc.	Delaware
Sezzle Holdings II, Inc.	Delaware
Sezzle Holdings III B.V.	Netherlands
Sezzle Holdings IV, Inc.	Delaware
Sezzle Holdings V, LLC	Delaware
Sezzle Payments Private Limited	India
Sezzle FinTech Private Limited	India
Sezzle Germany GmbH	Germany
Sezzle Lithuania UAB	Lithuania
Sezzle Colombia S.A.S.	Colombia

Exhibit 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-283206 and 333-280740) and Form S-8 (File Nos. 333-285360 and 333-257366) of Sezzle Inc. of our report dated February 26, 2026, relating to the consolidated financial statements, which appears in this annual report on Form 10-K for the year ended December 31, 2025.
/s/ Baker Tilly US, LLP
Minneapolis, Minnesota
February 26, 2026

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
b.designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: February 26, 2026

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 31.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Lee Brading, certify that:

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
b.designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: February 26, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 26, 2026

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Sezzle Inc., a Delaware corporation (“the Company”), for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the officer's knowledge:

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

Date: February 26, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer

Exhibit 97.1

Clawback Policy – Executive Officers
11/20/2025

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