Form 10-K/A
period 2025-12-31
Sezzle Inc.
filed 2026-04-30
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Sezzle Inc. (“Sezzle”, the “Company”, “we”, “us”, or “our”) is filing this Amendment No.1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), originally filed with the U.S. Securities and Exchange Commission on February 26, 2026, solely to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the aforementioned items to be incorporated in the Original Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year ended December 31, 2025. We are filing this Amendment to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the fiscal year ended December 31, 2025.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Amendment, this Amendment does not reflect events that may have occurred subsequent to February 26, 2026 or modify or otherwise update any other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original Form 10-K.

SEZZLE INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their respective ages as of April 27, 2026, and certain other information are as follows:

Name	Age	Director Since	Position	Committee Membership
Lee Brading	58	—	Chief Financial Officer	—
Kyle Brehm	41	2024	Independent Non-Executive Director	Audit and Risk Committee (Member), Compensation Committee (Member), and Nominating and Corporate Governance Committee (Member)
Stephen East	62	2024	Independent Non-Executive Director	Audit and Risk Committee (Chair), Compensation Committee (Chair), and Nominating and Corporate Governance Committee (Chair)
Bryan Hunt	57	2026	Independent Non-Executive Director	Audit and Risk Committee (Member), Compensation Committee (Member), and Nominating and Corporate Governance Committee (Member)
Paul Paradis	42	2018	Co-Founder, Executive Director, and President	—
Amin Sabzivand	38	—	Chief Operating Officer	—
Charles Youakim	49	2016	Co-Founder, Executive Chairman, and Chief Executive Officer	—

The biographies of our directors and executive officers are as follows:

Lee Brading

Mr. Brading has served as our Chief Financial Officer since February 2026. He originally joined Sezzle in 2020 and has served the Company in various capacities, most recently as Senior Vice President of Corporate Development and Investor Relations, where he was responsible for corporate development, capital markets strategy, FP&A, investor relations, and public relations. Prior to that, he was at Wells Fargo Securities, LLC and its predecessor Wachovia Capital Markets. Brading has held various finance and accounting roles, including Managing Director and Global Head of Credit Research at Wells Fargo Securities and audit manager at BDO Seidman.

Brading holds a MBA from The University of North Carolina at Chapel Hill’s Kenan-Flager Business School and a BS in Business Administration and Accounting from Washington & Lee University. He is a Chartered Financial Analyst and was a Certified Public Accountant (expired).

Kyle Brehm

Mr. Brehm has been a State & Local Tax Partner at the law firm of Jones Walker LLP since June 2025. Prior to this, Mr. Brehm was a Partner at the law firm of Fredrikson & Byron P.A., a director at PricewaterhouseCoopers LLP, and was a member of the board of directors and treasurer of eQuality-Pathways to Potential, a non-profit organization organized in Minneapolis, MN, from 2012 until 2022.

Mr. Brehm has a Bachelor of Arts from St. John’s University, a Juris Doctor (JD) degree from University of Minnesota Law School and an MBA from the University of Minnesota-Carlson School of Management.

We believe Mr. Brehm is well-qualified to serve as a member of our Board of Directors. Mr. Brehm has relevant legal and tax experience that provides valuable insight to the Company and the industry in which it operates.

Stephen East

Stephen East currently sits on the Board of Toll Brothers, Inc. (NYSE: TOL) and previously was one of the country’s preeminent Wall Street Housing analysts. He is widely recognized as an influential expert on the single-family new construction industry and Consumer Behavior. With 30+ years of wide-ranging research and industry experience, Stephen is well-known for his focus on strategy, managerial talent, capital structure and housing-related macroeconomics.

Stephen retired from Wells Fargo after serving as a Managing Director and Senior Consumer Analyst, heading the Equity Research team that covered the Homebuilding and Building Products sectors. Prior to joining Wells Fargo, he was recruited by Evercore ISI and spent four years there as a Partner and Senior Managing Director heading the firm’s Housing research effort. Prior to joining Evercore ISI, he spent nearly two decades in equity research and investment management, including roles as Director of Research. He also spent six years in industry at Monsanto. Stephen was II ranked for numerous years, including multiple years ranked No. 1 in the annual Institutional Investor analyst survey for Homebuilding & Building Products. He was also recognized by StarMine as a top analyst.

Mr. East is an active member of various industry trade groups, including ULI and NAHB and has been a frequent speaker at real estate industry conferences and media outlets. Stephen has been a commissioner on his local Planning & Zoning Commission for more than 10 years, while also volunteering on his local Crisis Response Team.

Stephen is a CFA Charterholder and is a Financial Expert as defined by the Sarbanes-Oxley Act of 2002. He currently sits on the Audit & Risk and Executive Compensation committees and is Chair of the Public Debt & Equity Securities committee of Toll Brothers Board. Stephen earned an MBA from the University of Missouri and a BS in Finance from Arkansas State University, which he attended on an athletic scholarship.

We believe that Mr. East is a valuable asset to our Board of Directors due to his financial acumen and extensive experience in the capital markets and corporate governance at public companies.

Bryan Hunt

Mr. Hunt was appointed and has served as a member of the Board of Directors since April 2026. Mr. Hunt is a General Partner of Relevance Ventures and is an experienced financial services professional and awarded financial analyst with expertise in securities analysis, investment banking, and corporate valuation. Prior to joining Relevance Ventures, Mr. Hunt spent more than 24 years at Wells Fargo and its predecessors in both high yield and equity research. He was recognized by Institutional Investor Magazine as the top food and beverage high yield analyst for seven consecutive years and the top high yield analyst across all industries in 2016.

Mr. Hunt has served as a member of the governing board of AthleticsICC, LLC (AthleticsICC Insurance Services) since March 2025. he previously served as a member of the governing board and compensation committee of Talkiatry from March 2021 through January 2025. Mr. Hunt holds honors and distinctions from Vanderbilt University – Owen Graduate School of Management and the University of Alabama, and he holds the Chartered Financial Analyst designation.

We believe Mr. Hunt is well-qualified to serve as a member of our Board of Directors due to his experience in financial services, securities analysis, and prior board and committee service.

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

Mr. Paradis has a Bachelor of Arts in Political Science from Davidson College and an MBA from the University of Minnesota. Mr. Paradis currently serves as a member of the advisory board of Binaxity. We believe Mr. Paradis is well-qualified to serve as a member of our Board of Directors due to his experience from serving as co-founder and President at Sezzle, in addition to his experience in IT transformation.

Amin Sabzivand

Mr. Sabzivand has been serving as our Chief Operating Officer at Sezzle since March 2023, overseeing engineering, product, risk, operations, and business analytics functions. He is responsible for defining and executing organizational strategies, objectives, and goals for Sezzle's operations in the United States and Canada. Prior to this role, Mr. Sabzivand was Senior Vice President of Product and Vice President/Head of Data, where he designed different payment and e-commerce solutions, and developed machine-learning algorithms for credit risk and fraud detection, along with designing various business analytics tools and key performance indicator reports. Mr. Sabzivand holds two Master's degrees in Financial Mathematics and Engineering Management from the University of Minnesota. Before joining Sezzle, he held roles within the Mathematics department at the University of Minnesota.

Charles Youakim

Mr. Youakim is our co-founder, Executive Chairman, and Chief Executive Officer of Sezzle. Mr. Youakim is a serial technology entrepreneur with over ten years of experience in growing fintech companies from inception to large-scale businesses. Mr. Youakim began his career as an engineer and software developer. After successfully advancing in his early career, he returned to business school where he was able to focus on expanding his knowledge of finance, marketing, and business strategy.

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

Director Independence

Our Board currently consists of five members: Brehm, East, Hunt, Paradis, and Youakim. Under the Nasdaq listing standards, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and compensation committee members must satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of Nasdaq. Our Board conducts a periodic review of the independence of the directors and, based upon information provided by each member of the Board regarding his or her background, employment, affiliations, and beneficial ownership, the Board of Directors has determined that each of Brehm, East and Hunt are “independent” as defined under the applicable rules, regulations, and listing standards of Nasdaq and the applicable rules and regulations promulgated by the SEC.

There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board of Directors has established a Compensation Committee, Nominating and Corporate Governance Committee, and Audit and Risk Committee, each of which operates pursuant to a committee charter, available at our website (investors.sezzle.com) under the "Governance" heading. Each committee is comprised of Mr. Brehm, Mr. East (Chair), and Mr. Hunt, each of whom the Board has determined is independent under the definitions of independence prescribed by Nasdaq and the SEC. Further, our Board of Directors has determined that each member of our Audit and Risk Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. Our Board of Directors has determined that Mr. East is an “audit committee financial expert” within the meaning of the SEC regulations.

Compensation Committee

Our Compensation Committee consists of Kyle Brehm, Stephen East, and Bryan Hunt. Stephen East serves as chair of the committee. Our Compensation Committee charter is available on our website at https://investors.sezzle.com/leadership-and-governance/. Our compensation committee has overall responsibility for evaluating and approving the structure, operation, and effectiveness of the Company’s compensation plans, policies, and programs for officers and directors, including but not limited to:

•Assisting the Board of Directors in developing and evaluating potential candidates for executive officer positions, and overseeing the development of executive succession plans;
•Reviewing the Company’s overall compensation strategy to provide for appropriate rewards and incentives for the Company’s management and employees;
•Reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, and evaluating the performance of the executive officers of the Company in light of those goals and objectives;
•Reviewing, assessing, and making recommendations to the Board of Directors regarding the compensation of the independent directors;
•Considering and making recommendations to the Board of Directors regarding whether to seek shareholder approval for any executive officer compensation;
•Overseeing the Company's policies and practices regarding the deferral of performance-based remuneration and the reduction, cancellation, or clawback of performance-based remuneration in the event of serious misconduct, a material misstatement in the Company's financial statements, or as otherwise set forth in policies of the Committee or Board;
•Overseeing and monitoring the remuneration of non-executive directors, including the Company's policies and practices regarding any minimum shareholding requirements;
•Administering the Company’s equity-based plans, deferred compensation plans and management incentive compensation plans, granting awards under such plans and making recommendations to the Board of Directors about amendments to such plans (or approve amendments to such plans, to the extent authority to approve such amendments is provided therein) and the adoption of any new equity-based incentive compensation plans;
•Reviewing, considering, and selecting, to the extent determined to be advisable, a peer group of appropriate companies for purposes of benchmarking and analysis of compensation for executive officers and directors;
•In its sole discretion, appointing, retaining, or obtaining the advice of a compensation consultant, legal counsel, or other adviser;
•Reviewing and discussing with management the compensation discussion and analysis (the “CD&A”) and related disclosures to be included in the Company’s proxy statement and/or annual report on Form 10-K by the rules and regulations of the SEC and, based on such review and discussion, recommend to the Board that the CD&A and related disclosure be included in such filings;
•Producing a compensation committee report on executive compensation for inclusion in the Company’s annual proxy statement in accordance with the proxy rules and such rules as required by the SEC;
•Monitoring the Company's compliance with the requirements under the Sarbanes-Oxley Act of 2002 relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefits;
•Overseeing the Company's compliance with applicable rules and regulations promulgated by the SEC regarding shareholder approval of certain executive compensation matters, including advisory votes on executive compensation and the frequency of such votes, and the requirement under Nasdaq rules;
•Reviewing the risks associated with the Company’s compensation policies and practices, including an annual review of the Company’s risk assessment of its compensation policies and practices for its employees;
•Reviewing whether there is any gender or other inappropriate bias in remuneration for directors, executives, or other employees;
•Reviewing and assessing the adequacy of its charter and submitting any changes to the Board of Directors for approval on an annual basis;
•Reporting its actions and any recommendations to the Board on a periodic basis; and
•Annually performing, or participating in, an evaluation of the performance of the committee, the results of which shall be presented to the Board of Directors.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Kyle Brehm, Stephen East, and Bryan Hunt. Stephen East serves as chair of the committee. Our Nominating and Corporate Governance Committee charter is available on our website at https://investors.sezzle.com/leadership-and-governance/. Our Nominating and Corporate Governance Committee provides oversight with respect to corporate governance and ethical conduct, and monitors the effectiveness of our corporate governance guidelines. Our Nominating and Corporate Governance Committee is responsible for, among other things:

•Identifying individuals qualified to become directors, consistent with criteria approved by the Board, receiving nominations for such qualified individuals, and reviewing recommendations put forward by the Chief Executive Officer;
•Establishing criteria for Board of Directors composition and identifying individuals qualified to become members of our Board of Directors and its various committees;
•Establishing a policy under which stockholders of the Company may recommend a candidate to the committee for consideration for nomination as a director;
•Recommending to the Board qualified individuals to serve as committee members;
•Reviewing the Company’s practices and policies with respect to directors, including retirement policies, the size of the Board, the ratio of employee directors to nonemployee directors, the meeting frequency of the Board and the structure of Board meetings and making recommendations to the Board with respect thereto;
•In concert with the Board of Directors, reviewing the Company policies with respect to significant issues of corporate public responsibility, including contributions;
•Recommending to the Board of Directors or to the appropriate committee thereto processes for annual evaluations of the performance of the Board of Directors, the Chairperson of the Board and the Chief Executive Officer and appropriate committees of the Board of Directors;
•Considering and reporting to the Board any questions of possible conflicts of interest of directors;
•Providing for new director orientation and continuing education for existing directors on a periodic basis;
•Overseeing the maintenance and presentation to the Board of Directors of management’s plans for succession to executive and senior management positions in the Company, and reviewing succession planning for directors;
•Reviewing and assessing the adequacy of its charter and submitting any changes to the Board of Directors for approval;
•Performing, or participating in, as frequently as necessary or advisable, an evaluation of the performance of the committee, the results of which shall be presented to the Board of Directors;
•Establishing objectives to promote the Company’s stated public benefits and support the operation of the Company in a responsible and sustainable manner consistent with its status as a public benefit corporation;
•Adopting standards to measure the Company’s progress in promoting its stated public benefits, as required by Delaware General Corporation Law; and
•Monitor, review, and report to the Board on the Company’s performance of its promotion of its stated public benefits, in satisfaction of listing standards of NASDAQ, and applicable law.

The Nominating and Corporate Governance Committee is responsible for developing and recommending to our Board of Directors the desired and essential qualifications, expertise, and characteristics of members of the Board, including any specific qualities or skills that the Nominating and Corporate Governance Committee believes are necessary for one or more of the members of the Board to possess. The Nominating and Corporate Governance Committee has developed a skills matrix to assist it in consideration of the appropriate balance of experience, skills and attributes required of a member of the Board and to be represented on the Board as a whole. The skills matrix was developed after considering the Company’s near and long-term strategies and is intended to identify skills and attributes that will assist the Board in exercising its oversight function. The skills matrix reflects the core director criteria that should be satisfied by each director or nominee and includes:

•Experience in developing, implementing and delivering strategic business objectives;
•Qualifications and/or proficiency in financial accounting;
•Proven ability and understanding in the application of legal principles, including financial services law;
•Ability to identify key risks in a wide range of areas including legal and compliance;
•Knowledge and experience in the strategic use and governance of information management and information technology including digital strategies, disruption and innovation;
•Ability to comprehend and communicate developments in the Company’s industry;
•A broad range of commercial/business experience, preferably in the small to medium enterprise context;
•Prior experience in directorship or governance; and
•Experience at an executive level, including the ability to oversee strategic human resource management and evaluate the performance of senior executives.

The Committee first evaluates the current members of the Board of Directors willing to continue in service as well as the results of periodic Board and committee self-evaluations. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.

Candidates for nomination to our Board of Directors are selected by our Board of Directors based on the recommendation of the Nominating and Corporate Governance Committee in accordance with the committee’s charter, our Certificate of Incorporation and our Bylaws; and the skills matrix approved by our Board of Directors regarding director qualifications. In recommending candidates for nomination, the Nominating and Corporate Governance Committee considers candidates properly recommended by directors, officers, employees, stockholders, and other uses, using the same criteria to evaluate all candidates. Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates as appropriate. In addition, the Nominating and Corporate Governance Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

The Nominating and Corporate Governance Committee will consider recommendations by stockholders of candidates for election to the Board of Directors. Any stockholder who wishes that the Committee consider a candidate must follow the procedures set forth in our bylaws. Under our Bylaws, if a stockholder plans to nominate a person as a director at a meeting, the stockholder is required to place a proposed director’s name in nomination by written request delivered to or mailed and received at our principal executive offices not less than 90 nor more than 120 calendar days prior to the first anniversary of the date on which we first mailed proxy materials for the preceding year’s annual meeting. However, in the event that the date of the annual meeting is more than 30 days before or after such anniversary date, notice by the stockholder must be so delivered on or before ten (10) days after the day on which the date of the current year’s annual meeting is first disclosed in a public announcement.

Audit and Risk Committee

Our Audit and Risk Committee consists of Kyle Brehm, Stephen East, and Bryan Hunt. Stephen East serves as chair of the committee. Our Audit and Risk Committee charter is available on our website at https://investors.sezzle.com/leadership-and-governance/. The charter sets forth the oversight responsibilities of the committee which include, among other things: (i) assisting the Board of Directors in its oversight of (a) the integrity of the consolidated financial statements of the Company, (b) the Company’s compliance with legal and regulatory requirements, (c) the independent auditor’s qualifications and independence, (d) the performance of the Company’s internal audit function and independent auditors, and (e) the Company’s internal control over financial reporting; (ii) deciding whether to appoint, retain or terminate the Company’s independent auditors and to pre-approve all audit, audit-related, tax and other services, if any, to be provided by the independent auditors; and (iii) preparing the disclosure required by Item 407(d)(3)(i) of Regulation S-K and the report required by the SEC rules. Duties of the committee include:

•Overseeing the preparation of disclosures required by applicable rules and regulations in the Company’s proxy and annual reports;
•To the extent the committee deems necessary, engaging and overseeing any specialists to support its role and responsibilities;
•Appointing, evaluating, overseeing, retaining, compensating, terminating, or changing the Company’s independent auditor;
•Reviewing and discussing the Company’s annual, semi-annual, and quarterly financial statements, whether or not audited;
•Reviewing and discussing any material issues regarding accounting principles and financial statement presentations, including significant changes in the Company’s selection or application of accounting principles;
•Reviewing and discussing earnings press releases, along with any financial information and earnings guidance provided to analysts and rating agencies;
•Reviewing with the independent auditor the audit, including discussing applicable audit standards and any challenges encountered in the course of the audit work;
•Discussing with management and the auditor any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding the Company’s accounting practices;
•Reviewing and discussing with management, internal audit staff, and the independent auditor, the adequacy of the Company’s internal controls;
•Establishing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters;
•Reviewing, and, if appropriate, approving related party transactions;
•Overseeing the Company’s ethics and compliance functions, including the Company’s Code of Conduct and other procedures established with regard to ethical behavior;
•Conferring with the Company’s general counsel about legal matters that may have a material impact on the financial statements or the Company’s compliance;

•Reviewing and discussing with management and the internal auditor, the Company’s procedures and practices designed to provide reasonable assurance that the Company’s books, records, accounts and internal accounting controls are established and maintained in compliance with the Foreign Corrupt Practices Act of 1977, the UK Bribery Act 2010 and similar laws and regulations to which the Company is subject;
•Overseeing the integrity of the Company’s information technology systems, processes, and data;
•Reviewing and assessing the adequacy of its charter and submitting any changes to the Board for approval; and
•Performing, or participating in, as frequently as necessary or advisable, an evaluation of the performance of the committee, the results of which shall be presented to the Board of Directors.

Our Board of Directors has determined that Mr. East is an “audit committee financial expert” within the meaning of the SEC regulations. Further, our Board of Directors has determined that each member of our audit and risk committee can read and understand fundamental financial statements in accordance with the audit committee requirements of the Nasdaq listing rules.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive and principal financial officers and controller, which is available on our website (investors.sezzle.com) under the "Governance" heading.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. The SEC has designated specific due dates for these reports and we must identify in this proxy statement those persons who did not file these reports when due. We assist our directors and officers by completing and filing reports on their behalf. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that each person who at any time during the year ended December 31, 2025 was a director or an executive officer of the Company, or held more than 10% of our common stock, complied with all reporting requirements for fiscal year 2025, other than:

•Two Form 4s filed for the Company's former General Counsel, Chief Compliance Officer and Secretary, Kerissa Hollis, on March 24, 2025 and April 3, 2025, respectively, incorrectly omitted a grant of 3,186 restricted stock units granted on October 1, 2024. These omissions were due to an administrative error on the part of the Company. Ownership of the restricted stock units was reflected on the Form 4 filed May 14, 2025.

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

This section describes the material elements of the compensation awarded to, earned by, or paid to our Executive Chairman and Chief Executive Officer, Charles Youakim, and our two most highly compensated executive officers (other than our Executive Chairman and Chief Executive Officer), Paul Paradis, our Executive Director and President, and Karen Hartje, our former Chief Financial Officer, for our fiscal years ended December 31, 2025 and 2024. These executives are collectively referred to in this “Executive Compensation” section as our “named executive officers.” As a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Summary Compensation Table

The following table sets forth the compensation paid to, received by, or earned during each of fiscal year 2025 and 2024 by each of our named executive officers.

Name and principal position	Year	Salary	Bonus	Stock awards(1)(2)	Option awards(1)(2)	Nonequity incentive plan compensation(3)	All other compensation(4)	Total ($)
Charles Youakim, Executive Chairman and Chief Executive Officer	2025	$548,653	$—	$—	$—	$551,565	$185	$1,100,403
	2024	536,510	—	463,920	682,642	540,750	291	2,224,113
Paul Paradis, Executive Director and President	2025	370,994	—	—	—	186,482	21,002	578,478
	2024	362,783	—	914,560	—	274,238	20,714	1,572,295
Karen Hartje, Chief Financial Officer	2025	303,987	—	—	—	—	41,135	345,122
	2024	342,058	—	914,560	—	155,000	20,816	1,432,434

(1)Amounts reported represent the grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock units (“RSUs”) and unrestricted stock earned by each executive officer during fiscal year 2024. The RSUs and unrestricted stock were granted under the 2021 Equity Incentive Plan, disregarding the effects of estimated forfeitures.
(2)The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the applicable officer upon the sale of any of the underlying shares of common stock. Stock award amounts disclosed for 2024 include unrestricted stock earned for fiscal year 2024 and issued March 20, 2025 under the Profit-sharing Incentive Plan ("PSIP"), totaling $463,920 for Mr. Youakim and $231,960 for both Mr. Paradis and Ms. Hartje.
(3)Amounts reported represent PSIP cash awards earned by the respective officer.
(4)Amounts primarily reflect the value of matching contributions made by the Company in 2024 and 2025 under its 401(k) retirement plan, as well as other fringe benefits. In addition, all other compensation for Ms. Hartje includes $20,000 of compensation earned under the November 1, 2025 consulting agreement between Ms. Hartje and the Company.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy and Structure

Our performance depends upon our ability to attract and retain executives and directors. To prosper, we must attract, motivate, and retain these highly skilled individuals. To that end, we embrace the following principles in our compensation framework:

•Offer competitive rewards to attract high-caliber executives;
•Clear alignment of compensation with strategic objectives;
•Focus on creating sustainable value for all of our stakeholders;
•Merit-based compensation across a diverse workforce; and
•Ensure total compensation is competitive by market standards.

Our compensation committee is responsible, in part, for reviewing and making recommendations for our executive directors, non-executive directors, executive officers, and employee base. The compensation committee assesses the appropriateness of the nature and amount of compensation for these individuals on a periodic basis by reference to relevant market conditions with the overall objective of ensuring maximum stakeholder benefit from the retention of high-quality directors, executives, and employees. In 2025, we engaged FW Cook as a compensation consultant to review current compensation for directors and senior executives, benchmark the same against industry peers, and make recommendations for appropriate adjustments to salary, short-term and long-term equity-based compensation plans. Following consultation with senior executives, the compensation consultant made a presentation to the compensation committee.

Our Board believes the compensation framework to be appropriate and effective in attracting and retaining the best executives and directors to operate and manage the Company.

The executive and director compensation framework is designed to support our reward philosophies and underpin our growth strategy, and is based on the following:

•Base Salary
•Profit-sharing Incentive Plan
•Long-Term Incentive Plan

Base Salary

The initial base salaries of our named executive officers were set forth in their respective employment agreements and have been periodically reviewed by the Compensation Committee. For 2025, the salary for Mr. Youakim was increased to $551,565. The salaries for Mr. Paradis and Ms. Hartje were each increased to $372,963 and $353,430, respectively. The actual amounts paid as base salaries to each named executive officer for 2024 and 2025 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

Profit-sharing Incentive Plan ("PSIP")

Our named executive officers are eligible to participate in our PSIP, which provides an annual bonus opportunity based on a combination of Company financial performance as well as individual performance.

Baseline payout targets, ranging from a 0% to 100% payout, were established at the beginning of the year and were based on the Company's adjusted net income goals for the respective year ended. For the year ended December 31, 2024, the PSIP payout pool for the Company was determined based on 10% of adjusted net income. For the year ended December 31, 2025, the PSIP payout pool for the Company was determined based on 5% of adjusted net income. Individual payouts for both years were paid on a discretionary basis. Cash paid for the PSIP for 2024 and 2025 is included within the summary above under 'Nonequity incentive plan compensation'. In addition, a portion of the 2024 PSIP was paid out with unrestricted stock and is included within the summary above under 'Stock Awards.'

Long-Term Incentive Plan (“LTIP”)

Our named executive officers are also eligible to participate in our LTIP, which in 2024 provided for grants of restricted stock units and/or stock options under the 2021 Equity Incentive Plan, with vesting subject to service-based conditions over a four-year period. No LTIP awards were granted to our named executive officers in 2025.
Agreements with our Named Executive Officers

Each of our named executive officers is party to an employment agreement with us dated June 1, 2019, that sets forth the terms and conditions of his or her employment, including an annual base salary, which has subsequently been increased as described above, and the ability to participate in the Company’s employee stock option plans, as described below. In addition, our named executive officers are bound by certain restrictive covenant obligations pursuant to a Proprietary Information, Inventions, Non-Competition and Non-Solicitation Agreement, including covenants relating to non-disclosure and use of proprietary information and assignment of inventions, as well as a covenant not to compete or solicit certain of our service providers, customers or prospective customers and suppliers during employment and for a period of one-year immediately following termination of employment for any reason.

Employee and Retirement Benefits and Perquisites

We currently provide our named executive officers with the same broad-based health and welfare benefits, including health, vision and dental insurance, which are available to our U.S.-based full-time employees. In addition, we maintain a 401(k) retirement plan for our U.S.-based full-time employees and a Registered Retirement Savings Plan (“RRSP”) for our Canada-based full-time employees, under which we may make discretionary matching and/or profit-sharing contributions. Other than the 401(k) plan and RRSP, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers. Except as described in the footnotes to the Summary Compensation Table above, we do not currently provide any perquisites to our named executive officers. The actual amounts of 401(k) retirement plan matching contributions paid to each named executive officer for 2024 and 2025 are set forth in the Summary Compensation Table in the column entitled “All other compensation.”

Outstanding Equity Awards at Fiscal Year-End 2025

The following table sets forth information regarding outstanding option awards and unvested stock awards held by each of the named executive officers on December 31, 2025.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Charles Youakim	78,954	—	—	5.32	(1)	7/27/2029	—	—	98,688	(3)	6,264,714
	24,306	—	40,512	11.38	(2)	4/1/2034	—	—	—		—
Paul Paradis	78,954	—	—	5.32	(1)	7/27/2029	—	—	59,208	(3)	3,758,524
	—	—	—	—		—	—	—	37,500	(4)	2,380,500
Karen Hartje(5)	—	—	—	—		—	—	—	—		—

(1)Reflects stock options that vested as to 25% of the shares subject to the award on the one-year anniversary of the date of grant (July 27, 2020), with the remaining shares vesting in equal monthly installments over a 36-month period thereafter.
(2)Reflects Long-term Incentive Plan options issued to Mr. Youakim on April 1, 2024 under the Company's LTIP program. The options vest over a four-year period, with 25% of the award vesting on April 1, 2025 and the remaining vesting on a quarterly basis thereafter.
(3)Reflects Long-term Incentive Plan awards issued on June 14, 2023 for Messrs. Youakim and Paradis. The awards, in the form of Restricted Stock Units, vest over a four-year period, with 25% of the award vesting on January 1, 2024 and the remaining vesting on a quarterly basis thereafter. The value of the awards is calculated using $63.48, the closing trading price of our common stock on December 31, 2025.
(4)Reflects Long-term Incentive Plan awards issued on April 1, 2024 to Mr. Paradis in the form of Restricted Stock Units. The awards vest over a four-year period, with 25% of the award vesting on April 1, 2025 and the remaining vesting on a quarterly basis thereafter. The value of the awards is calculated using $63.48, the closing trading price of our common stock on December 31, 2025.
(5)Ms. Hartje’s outstanding equity awards were forfeited on November 1, 2025 in conjunction with her terminating her employment agreement and entering into a consulting agreement with the Company.

Potential Payments Upon Termination of Employment

Each of our named executive officers is entitled to severance and other benefits upon a termination of employment in certain circumstances, as described below. The employment of our named executive officers may be terminated: (i) at any time upon mutual written agreement of the parties; (ii) by us immediately and without prior notice for “cause” (as defined in the named executive officer’s employment agreement); (iii) immediately upon death or disability; (iv) by us other than for cause with advance written notice of at least 12 months (six months, in the case of Ms. Hartje); or (v) by the named executive officer, other than due to death or disability, with advance written notice of at least 12 months (six months, in the case of Ms. Hartje). In lieu of providing the written notice described above, the Company may elect to make a payment to the named executive officer equal to the regular compensation that the named executive officer would have earned over the applicable notice period.

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

2019 Equity Incentive Plan

On June 24, 2019, the Board of Directors adopted, and on June 1, 2020 our stockholders approved, as amended, the Sezzle Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”). The 2019 Equity Incentive Plan permitted the grant of incentive stock options to our employees and the grant of stock options, stock appreciation rights, restricted stock or restricted CDI awards, restricted stock units, dividend equivalent rights, and performance awards to our employees, directors, and consultants.

The 2019 Equity Incentive Plan was superseded upon the adoption of the 2021 Equity Incentive Plan (discussed below) by the Company, although the terms of the 2019 Equity Incentive Plan continue to apply to awards granted under that plan.

2021 Equity Incentive Plan

The Board of Directors, upon the recommendation of the Remuneration and Nomination Committee (now the Compensation Committee), adopted the 2021 Equity Incentive Plan, which was subsequently approved by the Company’s stockholders, as a replacement for the 2019 Equity Incentive Plan. This summary is not a complete description of all provisions of the 2021 Equity Incentive Plan and is qualified in its entirety by reference to the 2021 Equity Incentive Plan.

Purpose. The purpose of the 2021 Equity Incentive Plan is to advance the interests of the Company by providing for the grant of stock and stock-based awards to the Company’s employees, directors, and consultants.

Administration. The 2021 Equity Incentive Plan is administered by the administrator, who has the discretionary authority to, among other things, administer and interpret the 2021 Equity Incentive Plan and any awards granted under it, determine eligibility for and grant awards, determine the exercise price, base value from which appreciation is measured, or purchase price, if applicable to any award, determine, modify, accelerate or waive the terms and conditions of any award, determine the form of settlement of awards, prescribe forms, rules and procedures for awards and otherwise do all things necessary or desirable to carry out the purposes of the 2021 Equity Incentive Plan. Determinations of the administrator under the 2021 Equity Incentive Plan will be conclusive and binding upon all parties. To the extent permitted by applicable law, the administrator may delegate certain of its powers under the 2021 Equity Incentive Plan to one or more of its members or members of the Board of Directors, officers of the Company or other employees or persons. As used in this summary, the term “administrator” refers to the Compensation Committee or its authorized delegates, as applicable.

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

Authorized Shares. Subject to adjustment as described below, the maximum number of shares of our common stock that may be delivered in satisfaction of awards under the 2021 Equity Incentive Plan is 3,947,370 shares of common stock (“the initial share pool”). The initial share pool automatically increases on January 1 of each year from 2022 to 2031 by the lesser of (i) four percent (4%) of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of common stock determined by the Board of Directors on or prior to such date for such year (the initial share pool, as so increased, the “Share Pool”). As of December 31, 2025, the Share Pool was comprised of 7,667,542 shares of common stock. The following rules apply in respect of the Share Pool:

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

Director Limits. With respect to any non-employee director in any calendar year, the aggregate value of all compensation granted or paid, including awards granted under the 2021 Equity Incentive Plan, may not exceed $750,000 in the aggregate ($1 million in the aggregate with respect to a director’s first calendar year of service on the Board of Directors). The foregoing limits will not apply to any compensation granted or paid to a non-employee director for his or her service to us or one of our subsidiaries other than as a director, including, without limitation, as a consultant or advisor to us or one of our subsidiaries.

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
•Restricted and Unrestricted Stock and Stock Units. The administrator may grant awards of unrestricted stock, unrestricted stock units, restricted stock and restricted stock units. Unrestricted stock is stock not subject to any restrictions under the terms of the award. An unrestricted stock unit is an unfunded and unsecured promise, denominated in shares, to deliver shares or cash measured by the value of shares in the future, and a restricted stock unit is a stock unit that is subject to the satisfaction of specified performance or other vesting conditions. Restricted stock is stock subject to restrictions requiring that it be redelivered or offered for sale to us if specified conditions are not satisfied.
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

Effective Date, Amendments and Termination. The Company’s stockholders adopted the 2021 Equity Incentive Plan on June 11, 2021. No awards may be granted under the 2021 Equity Incentive Plan after June 10, 2031, the tenth anniversary of such approval. The administrator may at any time amend the 2021 Equity Incentive Plan or any outstanding award and may at any time terminate the 2021 Equity Incentive Plan as to future grants of awards. However, except as expressly provided in the 2021 Equity Incentive Plan or applicable award, the administrator may not alter the terms of an award so as to materially and adversely affect a participant’s rights without the participant’s consent (unless the administrator expressly reserved the right to do so at the time the award was granted). Any amendments to the 2021 Equity Incentive Plan will be conditioned on stockholder approval to the extent required by law or applicable stock exchange requirements.

Equity Compensation Plan Information

Each of our 2016 Employee Stock Option Plan (the “2016 Plan”), our 2019 Equity Incentive Plan (as amended, the “2019 Plan”) and our 2021 Equity Incentive Plan (the “2021 Plan”) were approved by our stockholders in due course. The following table sets forth aggregated information with respect to the 2016 Plan, the 2019 Plan and the 2021 Plan as of December 31, 2025:

Plan Category	Number of Securities Issuable Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	1,565,329	(1)	$16.42	(2)	1,628,878	(3)
Equity compensation plans not approved by security holders	None		N/A		None
Total	1,565,329		$16.42		1,628,878

(1)Includes 4,446 shares issuable upon exercise of outstanding options under the 2016 Plan. Includes 355,885 shares issuable upon exercise of outstanding options under the 2019 Plan. Includes 78,984 shares issuable upon exercise of outstanding options and 1,126,014 shares issuable upon the vesting and settlement of outstanding RSUs under the 2021 Plan.
(2)Reflects the weighted-average exercise price of outstanding options (weighted exclusive of shares to be issued in settlement of outstanding RSUs). There is no exercise price for outstanding RSUs.
(3)Pursuant to the adoption of the 2021 Plan, no more awards may be made under the 2016 and 2019 Plans. A total of 3,947,370 shares were initially reserved under the 2021 Plan, which total is subject to increase on January 1st of each year from 2022 to 2031 by the lesser of (i) 4 percent of the number of shares of stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares of stock determined by the Board on or prior to such date for such year.
Pay Versus Performance

The following table sets forth information regarding the compensation of our named executive officers ("NEOs"), together with the financial performance of the Company over such years, as calculated in accordance with Item 402(v) of Regulation S-K and reflecting the scaled disclosure accommodations available to smaller reporting companies.

The amounts shown as "compensation actually paid" do not reflect the actual value of cash compensation and equity awards received by our NEOs, but rather, is a calculation prescribed by SEC rules that include, among other things, the year-over-year changes in the "fair value" of unvested equity-based awards. The resulting values may differ significantly from the values reported in our Summary Compensation Table.

Year(1)	Summary Compensation Table Total for PEO(2)	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On: Total Shareholder Return(4)	Net Income (in thousands)
2025	$1,100,403	$5,470,348	$461,800	$2,823,618	$1,856	$133,130
2024	2,224,113	11,580,877	1,502,365	10,141,144	1,247	78,522

(1)For both 2025 and 2024, our principal executive officer ("PEO") was Charles Youakim. Our non-PEO NEOs for both 2025 and 2024 were Paul Paradis and Karen Hartje.
(2)Amounts reported in these columns represent (i) the total compensation reported in the Summary Compensation Table for the applicable year for our PEO and (ii) the average of the total compensation reported in the Summary Compensation Table for our non-PEO NEOs.
(3)Compensation actually paid represents the Summary Compensation Table total compensation adjusted as required by Item 402(v)(2)(iii) of Regulation S-K. A reconciliation of the adjustments for our PEO and our non-PEO NEOs is set forth following the footnotes to this table.
(4)Pursuant to Item 201(e) of Regulation S-K, the comparison assumes $100 was invested on December 31, 2023, and that dividends were reinvested during the measurement period (note, we did not issue any dividends during the measurement period). Historical stock price performance is not necessarily indicative of future stock price performance.

Reconciliation of Compensation Actually Paid Adjustments

	2025		2024
	PEO	Average Non-PEO NEOs(8)	PEO	Average Non-PEO NEOs(8)
Summary Compensation Table ("SCT") Total(1)	$1,100,403	$461,800	$2,224,113	$1,502,365
Minus: Stock award values reported in SCT(2)	—	—	(463,920)	(914,560)
Minus: Option award values reported in SCT(2)	—	—	(682,642)	—
Plus: Year-end fair value of outstanding and unvested equity awards granted in fiscal year(3)	—	—	2,685,115	2,557,800
Plus/(Minus): Change in fair value of outstanding and unvested equity awards granted in prior fiscal years(4)	2,835,316	3,024,059	6,965,108	6,312,975
Plus: Vesting date fair value of equity awards granted and vested during the fiscal year(5)	—	—	—	—
Plus/(Minus): Change in fair value from end of prior year to vesting date of equity awards granted in prior years that vested during the fiscal year(6)	1,534,629	978,588	853,103	682,564
Minus: Fair value at the end of prior years of equity awards granted in prior years that were forfeited during the fiscal year(7)	—	(1,640,829)	—	—
Compensation Actually Paid	$5,470,348	$2,823,618	$11,580,877	$10,141,144

(1)With respect to the PEO, amounts shown represent Total Compensation reported in the Summary Compensation Table. With respect to the non-PEO NEOs, amounts shown represent averages.
(2)Represents the grant date fair value of the equity awards granted during the applicable year, computed in accordance with the methodology used for financial reporting purposes.
(3)Represents the fair value as of the applicable year-end on outstanding and unvested equity awards granted during such year, computed in accordance with the methodology used for financial reporting purposes.
(4)Represents the change in fair value during the applicable year of each equity award that was granted in a prior fiscal year and that remained outstanding and unvested as of the last day of the applicable fiscal year, computed in accordance with the methodology used for financial reporting purposes, and, for awards subject to performance-based vesting conditions, based on the probable outcome of such performance-based vesting conditions as of the last day of the applicable fiscal year.
(5)Represents the fair value at vesting of equity awards that were granted and vested during the applicable fiscal year, computed in accordance with the methodology used for financial reporting purposes.
(6)Represents the change in fair value, measured from the prior fiscal year-end to the vesting date, of each equity award that was granted in a prior fiscal year and that vested during the applicable fiscal year, computed in accordance with the methodology used for financial reporting purposes.
(7)Represents the fair value as of the last day of the prior fiscal year of the equity awards that were granted in a prior fiscal year and which failed to meet the applicable vesting conditions in the applicable fiscal year, computed in accordance with the methodology used for financial reporting purposes.
(8)See footnote 1 in the pay versus performance table above for the NEOs included in the average.

Relationship Between Pay and Performance

The following graphs illustrates the relationship between the Compensation Actually Paid to our PEO and the average Compensation Actually Paid to our other NEOs, and our cumulative total shareholder return and net income, for fiscal years 2024 and 2025.

Because our executive compensation program rewards our named executive officers primarily through long-term incentives in the form of stock option and restricted stock unit awards, Compensation Actually Paid ("CAP"), as calculated in accordance with Item 402(v) of Regulation S-K, is driven predominantly by the year-over-year change in the fair value of equity awards that are outstanding and unvested at fiscal year-end, or that vest during the covered year. As a result, CAP is highly sensitive to movements in our share price and to the timing of annual grants, vesting events, and any forfeitures, and may diverge materially from the totals reported in the Summary Compensation Table in any given year.

As of December 31, 2024 and 2025, the value of a $100 initial fixed investment on December 31, 2023 was $1,247 (return of 1,147%) and $1,856 (return of 1,756%), respectively. Our net income grew from $78.5 million in 2024 to $133.1 million in 2025. CAP paid to our PEO and the average CAP paid to our non-PEO NEOs were meaningfully higher than the corresponding Summary Compensation Table totals in both years, reflecting continued appreciation in the fair value of previously granted unvested equity. Year-over-year, however, CAP declined from $11.6 million to $5.5 million for our PEO and from $10.1 million to $2.8 million on average for our non-PEO NEOs. We believe this year-over-year decline reflects measurement dynamics specific to the CAP framework rather than a deterioration in Company performance: (i) no new equity awards were granted to our named executive officers during fiscal 2025, so CAP for 2025 did not include any "year-end fair value of awards granted in the covered year" component; (ii) following significant vesting activity during 2024, the population of prior-year unvested awards subject to mark-to-market adjustment in 2025 was smaller than in 2024, producing a smaller absolute-dollar fair-value change notwithstanding further share-price appreciation; and (iii) the average CAP paid to our non-PEO NEOs in 2025 was reduced by the approximately $1.6 million deduction associated with the forfeiture of unvested equity held by our former Chief Financial Officer upon her transition to a consulting role in November 2025.

Viewed over the full two-year measurement window, we believe CAP is generally reflective of our cumulative Total Shareholder Return and our net income, and reflects the intended linkage between long-term stockholder value creation and the realized and realizable compensation of our named executive officers. Because the scaled disclosure rules applicable to smaller reporting companies require only two years of data, and because our equity grant cadence and the accounting-based fair-value methodology can introduce year-to-year volatility — including from one-time grants, the cliff vesting of sizable prior-year awards, and forfeitures — we believe the relationship between CAP and Company performance is best evaluated on a multi-year basis rather than on the basis of a single year's movement.

$20,000
$15,000
$10,000
$5,000
$—
Compensation Actually Paid ($ in thousands)
$2,000
$1,000
$—
$(1,000)
$(2,000)
Total Shareholder Return ($)
$1,856
$1,247
$11,581
$10,141
$5,470
$2,824
2024
2025
Compensation Actually Paid to PEO
Compensation Actually Paid to Non-PEO NEOs
Total Shareholder Return

Compensation Actually Paid ($ in thousands)
Net Income ($ in thousands)
$30,000
$20,000
$10,000
$—
$150,000
$100,000
$50,000
$—
$133,130
$78,522
$11,581
$10,141
$5,470
$2,824
2024
2025
Compensation Actually Paid to PEO
Compensation Actually Paid to Non-PEO NEOs
Net Income

Recovery of Incentive-Based Compensation

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

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Director Compensation

Under our bylaws, the Board of Directors establishes the fees for non-executive directors based on recommendations of the Compensation Committee. The Board of Director’s policy is to compensate non-executive directors at competitive market rates to attract and retain individuals of high caliber and quality, having regard to fees paid and/or equity awards granted for comparable companies and the size, complexity, and spread of our operations.

We have entered into an individual appointment letter or agreement with each of our non-executive directors. Unless otherwise provided in such letter or agreement, our compensation structure for non-executive directors is to provide annual compensation in an amount equal to $60,000 for serving as a member of the Board of Directors, $15,000 for serving as the Chair of the Audit and Risk Committee, $7,500 for serving as either the Chair of the Compensation Committee or Chair of the Nominating and Corporate Governance Committee, $7,500 for serving as a member of the Audit and Risk Committee, and $3,750 for serving as a member of the Compensation Committee or Nominating and Corporate Governance Committee.

The fees earned by the non-executive directors for the year ended December 31, 2025, including stock and option awards, are as set forth below:

Name(1)	Fees earned or paid in cash(1)	Stock awards(2)	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation(3)	Total
Kyle Brehm	$75,000	$59,862	$—	$—	$—	$2,463	$137,325
Stephen East	90,000	59,862	—	—	—	2,880	152,742
Karen Webster(4)	75,000	59,862	—	—	—	10,666	145,528

(1)Fees earned or paid in cash represent compensation for serving as a member of the Board of Directors and as Chair and/or member of the Audit and Risk Committee, Compensation Committee, and Nominating and Corporate Governance Committee.
(2)Stock awards were issued on May 21, 2025, in the form of Restricted Stock Awards ("RSAs") to Messrs. Brehm and East, and Restricted Stock Units ("RSUs") to Ms. Webster. Each received 604 stock awards. The awards vest over a four-year term, with 25% of the awards vesting on May 21, 2026, and the remaining awards vesting on a quarterly basis thereafter. The value of the stock awards was determined using $99.11 (the fair value of the Company's common stock on the grant date).
(3)Amounts represent a stipend paid for Company-related travel expenses and to support educational resources.
(4)Ms. Webster resigned from the Board of Directors on April 3, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 27, 2026, information regarding beneficial ownership of shares of our common stock by the following:

•each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of any class of our voting securities;
•each of our directors;
•each of our Named Executive Officers; and
•all current directors and executive officers, as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership generally includes voting or investment power of a security and includes shares underlying options that are currently exercisable or exercisable by June 26, 2026. The officers, directors and principal stockholders supplied the information for this table. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information given to us by each of them, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Percentage of ownership is based on 33,625,019 shares of our common stock outstanding on April 27, 2026. Unless otherwise indicated, we deem shares subject to options that are exercisable by, and shares issuable upon the vesting of restricted stock units by, June 26, 2026 to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Unless otherwise indicated on the table, the address of each of the individuals named below is: c/o Sezzle Inc., 700 Nicollet Mall, Suite 640, Minneapolis, MN 55402, USA.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
5% Shareholders
BlackRock Inc.(1)	2,415,350	7.2%

Directors and Executive Officers
Lee Brading(2)	300,583	*
Kyle Brehm(3)	22,814	*
Stephen East(4)	9,490	*
Bryan Hunt(5)	2,800	*
Paul Paradis(6)	1,225,889	3.6%
Amin Sabzivand(7)	131,036	*
Charles Youakim(8)	14,833,274	44.0%
All directors and executive officers	16,225,303	48.8%

*     Less than 1.0%
(1)Based solely on information contained in a Schedule 13G filed with the SEC on January 21, 2026. Of the shares of common stock beneficially owned, BlackRock Inc. reported that it has sole voting power over 2,389,968 shares and sole dispositive power over 2,415,350 shares.
(2)Mr. Brading serves as the Chief Financial Officer of the Company. Shares include options to purchase 31,584 shares of common stock.
(3)Mr. Brehm serves as a director of the Company. Shares include 186 restricted stock units that vest by June 26, 2026.
(4)Mr. East serves as a director of the Company. Shares include 186 restricted stock units that vest by June 26, 2026.
(5)Mr. Hunt was appointed as a director of the Company on April 9, 2026.
(6)Mr. Paradis serves as the President of the Company. Shares include 1,146,935 shares held by Mr. Paradis directly or through related entities (over which Mr. Paradis retains dispositive control) and family trusts. Shares also include options to purchase 78,954 shares of common stock.
(7)Mr. Sabzivand serves as the Chief Operating Officer of the Company. Shares include options to purchase 6,930 shares of common stock and 750 restricted stock units that vest by June 26, 2026.
(8)Mr. Youakim serves as the Chairman and Chief Executive Officer of the Company. Shares include 14,721,914 shares held by Mr. Youakim directly or through related entities (over which Mr. Youakim retains dispositive control) and family trusts. Shares include options to purchase 111,360 shares of common stock. Mr. Youakim has pledged 11,863,600 shares as collateral to secure personal indebtedness.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions

Nicholas Paradis, the brother of our director and president Paul Paradis, was an employee of the Company throughout 2025. His total compensation for the year ended December 31, 2025, between annual base salary, vesting of restricted stock units and other Company benefits including a 401(k) match, was approximately $283,800. Further, David Myos, the brother-in-law of our Chairman and Chief Executive Officer Charles Youakim, was an employee of the Company throughout 2025. His total compensation for the year ended December 31, 2025, between annual base salary and other Company-sponsored benefits including a 401(k) match, was approximately $197,000. The portion of the total compensation described above reflecting annualized compensation is consistent with standard hiring practices with other employees performing similar functions and with similar tenure.

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

Policies and Procedures for Review and Approval of Related Party Transactions

The charter of our Board of Directors includes a written policy and procedure for related party transactions, which requires prompt disclosure of any circumstances giving rise to a reasonable possibility of conflict between a director’s personal or business interests, the interests of any person associated with them, or their duties to any other company on the one hand, and our interests or their duties to us on the other hand. Our Audit and Risk Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our shares of common stock, immediate family members of the foregoing persons and any other persons whom the Board of Directors determines may be considered related parties of us, has or will have a direct or indirect material interest. Transactions with related parties will also be subject to shareholder approval to the extent required by Nasdaq.

Indemnification Agreements

We have entered into indemnification agreements with our directors and certain officers. Each indemnification agreement provides that, subject to certain exceptions and limitations set forth therein, we will indemnify and advance certain expenses to the director or executive officer to the fullest extent, and only to the extent, permitted by applicable law in effect as of the date of the agreement and to such greater extent as applicable law may thereafter from time to time permit. The form of indemnification agreement is attached as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

The following table summarizes fees (in thousands) for professional audit services and other services rendered to us by our predecessor auditor, Baker Tilly US, LLP, for our years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees(1)	$1,546	$779
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,546	$779

(1)“Audit Fees” consisted of fees for professional services provided in connection with the audit of our consolidated financial statements, quarterly reviews of interim condensed consolidated financial statements, services that are normally provided in connection with regulatory filings or engagements, and related administrative fees.

Auditor Independence

During the year ended December 31, 2025, there were no other professional services provided by Baker Tilly US, LLP that would have required our Audit and Risk Committee to consider their compatibility with maintaining the independence of our auditors.

Audit and Risk Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit and Risk Committee has established a policy governing the use of our independent registered public accounting firm’s services. Under the policy, our Audit and Risk Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm to ensure that the rendering of such services does not impair the accounting firm’s independence. Pursuant to the Sarbanes-Oxley Act of 2002, we do not employ our independent registered public accounting firm for engagements related to:

•Bookkeeping;
•Financial information systems design and implementation;
•Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
•Actuarial services;
•Internal audit outsourcing services;
•Management functions or human resources;
•Broker-dealer, investment adviser, or investment banking services; or
•Legal services and expert services unrelated to the audit.

All fees paid to Baker Tilly US, LLP for the years ended December 31, 2025 and 2024 were pre-approved by our Audit and Risk Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment No. 1 on Form 10-K/A:

Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*Indicates exhibit is being furnished and not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: April 30, 2026	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: April 30, 2026	By:	/s/ Lee Brading
Lee Brading
Chief Financial Officer
(Principal Financial Officer)

Exhibit 31.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Charles Youakim, certify that:

1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Sezzle Inc.; and
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2026

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 31.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Certifications

I, Lee Brading, certify that:

1.I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Sezzle Inc.; and
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: April 30, 2026

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

Date: April 30, 2026

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

Date: April 30, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer