Form 10-Q
period 2026-03-31
Sezzle Inc.
filed 2026-05-07
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at May 4, 2026 were 33,627,019.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in other filings we make with the Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance, or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
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
•our ability to retain our existing workforce and recruit additional staff;
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
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our 2025 Form 10-K. Should one or more of the risks or uncertainties described in the 2025 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	As of
	March 31, 2026	December 31, 2025
(in thousands, except per share amounts)	(unaudited)	(audited)
Assets
Current Assets
Cash and cash equivalents, including amounts held by variable interest entity (“VIE”) of $39,979 and $25,921, respectively	$120,448	$64,054
Restricted cash, current, including amounts held by VIE of $4,701 and $8,245, respectively	4,745	8,413
Notes receivable	282,761	283,400
Allowance for credit losses	(19,794)	(28,505)
Notes receivable, net, including amounts held by VIE of $247,006 and $237,062, respectively	262,967	254,895
Other current assets	23,030	24,502
Total current assets	411,190	351,864
Non-Current Assets
Internally developed intangible assets, net	3,743	3,331
Operating right-of-use assets	628	665
Restricted cash, non-current	22,193	30,134
Deferred tax asset	15,721	13,615
Other assets	830	620
Total Assets	$454,305	$400,229

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$57,568	$56,374
Other payables, including amounts held by VIE of $7 and $1,476, respectively	21,969	6,908
Deferred revenue	5,669	5,431
Other current liabilities, including amounts held by VIE of $1,075 and $0, respectively	27,396	21,053
Total current liabilities	112,602	89,766
Non-Current Liabilities
Operating lease liabilities	609	661
Line of credit, net of unamortized debt issuance costs of $1,128 and $1,268, respectively, held by VIE	144,372	139,991
Total Liabilities	257,583	230,418

Commitments and Contingencies (see Note 8)

Stockholders' Equity
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 34,940 and 35,130 shares issued, respectively; 33,594 and 33,798 shares outstanding, respectively	194,210	194,890
Treasury stock, at cost: 1,346 and 1,332 shares, respectively	(25,000)	(24,072)
Accumulated other comprehensive loss	(761)	(683)
Accumulated earnings (deficit)	28,273	(324)
Total Stockholders' Equity	196,722	169,811
Total Liabilities and Stockholders' Equity	$454,305	$400,229

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2026	2025
Total revenue	$135,539	$104,912

Operating Expenses
Personnel	14,667	15,048
Transaction expense	18,520	15,317
Third-party technology and data	4,415	3,374
Marketing, advertising, and tradeshows	11,246	5,346
General and administrative	3,980	3,131
Provision for credit losses	13,675	12,801
Total operating expenses	66,503	55,017

Operating Income	69,036	49,895

Other Income (Expense)
Net interest expense	(3,015)	(2,914)
Other income (expense), net	(32)	25
Income before taxes	65,989	47,006

Income tax expense	14,686	10,842

Net Income	51,303	36,164

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(78)	93

Total Comprehensive Income	$51,225	$36,257

Net income per share*:
Basic	$1.52	$1.07
Diluted	1.47	1.00

Weighted-average shares outstanding*:
Basic	33,764	33,852
Diluted	34,932	36,171

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per-share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount				Total
Balance at January 1, 2025	33,735	$188,589	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	1,140	—	—	—	1,140
Stock option exercises	101	540	—	—	—	540
Restricted stock issuances and vesting of awards	185	2,434	—	—	—	2,434
Repurchase of common stock	(56)	—	(2,444)	—	—	(2,444)
Foreign currency translation adjustment	—	—	—	93	—	93
Net income	—	—	—	—	36,164	36,164
Balance at March 31, 2025	33,965	192,703	(11,835)	(1,495)	(53,611)	125,762

	Common Stock and Additional Paid-in Capital		Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Total
(in thousands)	Shares	Amount
Balance at January 1, 2026	33,798	$194,890	$(24,072)	$(683)	$(324)	$169,811
Equity based compensation	—	998	—	—	—	998
Stock option exercises	9	111	—	—	—	111
Restricted stock issuances and vesting of awards	181	323	—	—	—	323
Repurchase and retirement of common stock	(380)	(2,112)	—	—	(22,706)	(24,818)
Repurchase of common stock	(14)	—	(928)	—	—	(928)
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Net income	—	—	—	—	51,303	51,303
Balance at March 31, 2026	33,594	194,210	(25,000)	(761)	28,273	$196,722

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
		(As restated)
(in thousands)	2026	2025
Operating Activities:
Net income	$51,303	$36,164
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	436	274
Provision for credit losses	13,675	12,801
Provision for other credit losses	6,855	3,956
Discount on notes receivable	(345)	(1,224)
Equity based compensation and restricted stock vested	1,321	1,273
Amortization of debt issuance costs	241	109
Impairment losses on long-lived assets	—	66
Gain on sale of fixed assets	2	—
Deferred income taxes	(2,106)	5,289
Changes in operating assets and liabilities:
Other assets	(5,374)	(4,385)
Merchant accounts payable	1,322	(3,631)
Other payables	15,074	2,779
Other liabilities	6,329	(898)
Deferred revenue	240	(109)
Operating leases	5	15
Net Cash Provided from Operating Activities	88,978	52,479

Investing Activities:
Purchases and originations of notes receivable, net of proceeds from repayments	(21,404)	6,358
Purchase of property and equipment	(351)	(27)
Internally developed intangible asset additions	(738)	(281)
Net Cash (Used for) Provided from Investing Activities	(22,493)	6,050

Financing Activities:
Proceeds from line of credit	100,000	15,000
Payments to line of credit	(95,760)	(49,200)
Payments of debt issuance costs	(100)	(10)
Proceeds from stock option exercises	111	540
Repurchase of common stock	(25,746)	(2,444)
Net Cash Used for Financing Activities	(21,495)	(36,114)

Effect of exchange rate changes on cash	(205)	144
Net increase in cash, cash equivalents, and restricted cash	44,990	22,415
Cash, cash equivalents, and restricted cash, beginning of period	102,601	98,310
Cash, cash equivalents, and restricted cash, end of period	$147,386	$120,869

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$—	$2,301

Supplementary disclosures:
Interest paid	$3,795	$3,217
Income taxes paid	87	94

See the accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these consolidated financial statements and the accompanying notes thereof reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These consolidated financial statements and their accompanying notes should be read in conjunction with the consolidated financial statement disclosures in our 2025 annual consolidated financial statements.

Operating results reported for the three months ended March 31, 2026 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2026.

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

As of March 31, 2026 and December 31, 2025, our assets and liabilities measured at fair value were not material. We hold certain financial assets and liabilities that are not measured at fair value on the consolidated balance sheets. Such financial assets and liabilities are comprised of cash and cash equivalents; restricted cash; notes receivable, net; and line of credit, net. Cash and cash equivalents, and restricted cash are classified within Level 1 of fair value hierarchy. Carrying amount approximates fair value because these balances are held on demand. Line of credit, net, is classified within Level 2 of the fair value hierarchy. The line of credit’s carrying value approximates its fair value because the contractual interest rate follows current market rates, and there have been no material change in our credit profile since the line of credit was amended. Notes receivable, net, is classified within Level 3 of the fair value hierarchy. Given the short-term nature of the underlying loans and the recognition of an allowance for credit losses against the notes receivable balance, the carrying amount approximates fair value.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated statements of cash flows for the three months ended March 31, 2025. Such restatement was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 2. Total Revenue

Total revenue was $135.5 million and $104.9 million for the three months ended March 31, 2026 and 2025, respectively. Our total revenue is classified into three categories: transaction income, subscription revenue, and income from other sources.

Transaction Income

Transaction income is comprised of all income earned from merchants, consumers, and other third parties that relate to processing orders and payments on the Sezzle Platform. This primarily includes merchant processing fees, partner income, and consumer fees.

We earn income from fees paid by merchants in exchange for our payment processing services. These merchant processing fees are applied to the underlying sales of consumers passing through our platform and are predominantly based on a percentage of the GMV plus a fixed fee per transaction. For orders that result in a financing receivable, merchant processing fees are recognized over the duration of the loan using the effective interest method. For orders that do not result in a financing receivable, merchant processing fees are recognized at the time the sale is completed. We also earn income from partners on consumer transactions. This income includes interchange fees earned through our virtual card solution and promotional incentives with third parties. Virtual card interchange income related to loans we purchase is recognized at the time the sale is completed. Promotional incentives are recognized in the period we fulfill our contractual obligations with third-party platforms for directing traffic or volume to specific merchants or brands. Merchant and partner income totaled $27.6 million and $23.5 million for the three months ended March 31, 2026 and 2025, respectively.

Transaction income also includes income from consumer fees that are related to processing orders and payments. Such fees are assessed when consumers make a scheduled payment using a card, when a payment method fails when attempting to make an installment payment, or when consumers are assessed a fee for using Sezzle On-Demand. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible and totaled $38.1 million and $34.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, reschedule fees, Sezzle Balance load fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are assessed to consumers who fail to make a timely principal payment. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible. Late payment fees totaled $23.1 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively.

Disaggregation of Total Revenue

Our total revenue by category and Accounting Standards Codification (“ASC”) recognition criteria for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31,
	2026			2025
(in thousands)	Topic 310	Topic 606	Total	Topic 310	Topic 606	Total
Transaction income	$34,543	$31,180	$65,723	$38,143	$20,023	$58,166
Subscription revenue	—	33,197	33,197	—	23,428	23,428
Income from other sources	27,711	8,908	36,619	18,599	4,719	23,318
Total revenue	$62,254	$73,285	$135,539	$56,742	$48,170	$104,912

Transaction income that falls under the scope of ASC Topic 310, Receivables, relates to transactions that result in a financing receivable being recognized. For any transaction income that is recognized over the duration of the loan, the income is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets and recognized over the average duration of the note using the effective interest rate method. Transaction income to be recognized over the duration of existing notes receivable outstanding was $2.7 million and $3.1 million as of March 31, 2026 and December 31, 2025, respectively.

Transaction income that falls under the scope of ASC Topic 606, Revenue from Contracts with Customers, relates to transactions that do not result in a note receivable being recognized. Such revenue comprises a single performance obligation which is satisfied at the time the transaction occurs, at which point we recognize revenue.

Subscription revenue entirely falls under the scope of ASC Topic 606. Such revenue comprises a single performance obligation which is satisfied evenly over the underlying subscription period. Revenue is recognized ratably over the duration of the performance obligation. All performance obligations are fully satisfied within one year or less of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue on the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $5.7 million and $5.3 million as of March 31, 2026 and December 31, 2025, respectively. Total revenue for the three months ended March 31, 2026 includes $5.3 million of subscription revenue that was included in deferred revenue as of December 31, 2025. Total revenue for the three months ended March 31, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024.

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

Note 3. Notes Receivable and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumers pay a portion of the purchase price at the point-of-sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We purchase certain receivables related to installment payment plans extended to consumers in the United States by an independent chartered financial institution (our “originating partner”) and are responsible for servicing such receivables. All other consumer installment payment plans are originated by us. Our notes receivable represents amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due no later than 56 days from origination.

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

As of March 31, 2026 and December 31, 2025, our notes receivable at amortized cost was comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Notes receivable, gross	$285,467	$286,459
Deferred loan fees and costs	(2,706)	(3,059)
Notes receivable, amortized cost	$282,761	$283,400

Deferred loan fees and costs are primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to total revenue on the consolidated statements of operations and comprehensive income. Our notes receivable had a weighted average days outstanding of 33 days.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
	Amortized cost basis by year of origination
(in thousands)	2026	2025	Total	2025	2024	Total
A	$117,138	$185	$117,323	$105,974	$4	$105,978
B	109,880	685	110,565	109,843	13	109,856
C	45,188	9,634	54,822	67,422	71	67,493
No score	51	—	51	73	—	73
Total amortized cost	$272,257	$10,504	$282,761	$283,312	$88	$283,400

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of March 31, 2026 and December 31, 2025 was as follows:

(in thousands)	March 31, 2026	December 31, 2025
Current	$250,421	$246,720
1–28 days past due	15,022	18,565
29–56 days past due	6,324	8,274
57–90 days past due	10,994	9,841
Total amortized cost	$282,761	$283,400

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. The allowance for credit losses decreased as a result of better expected performance on the current year portfolio, as well as better than originally expected performance on prior year vintages recognized in the current year. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate.

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$28,505	$26,103
Provision for credit losses	13,675	12,801
Charge-offs	(25,073)	(19,662)
Recoveries of charged-off receivables	2,687	1,280
Balance at end of period	$19,794	$20,522

Net charge-offs by year of origination for the three months ended March 31, 2026 was as follows:

(in thousands)	2026	2025	2024	2023	2022	Total
Current period gross charge-offs	$(357)	$(24,716)	$—	$—	$—	$(25,073)
Current period recoveries	—	2,169	248	114	156	2,687
Current period net charge-offs	$(357)	$(22,547)	$248	$114	$156	$(22,386)

Note 4. Other Current Assets

As of March 31, 2026 and December 31, 2025, the balance of other current assets on the consolidated balance sheets comprised the following:

(in thousands)	March 31, 2026	December 31, 2025
Delinquency fees receivable, net	$3,748	$2,871
Merchant and partner income receivable	12,769	14,104
Receivables from originating partner	2,223	2,631
Prepaid expenses	2,708	2,919
Other	1,582	1,977
Other current assets	$23,030	$24,502

Delinquency fees are comprised of late payment fees and failed payment fees. Late payment fees are applied to delinquent principal installments. Failed payment fees are applied when a payment method fails when attempting to make an installment payment. Delinquency fees are subject to regulations within specific state jurisdictions and are considered to be the same number of days delinquent as the principal payment associated with the fee. Delinquency fees receivable, net, is comprised of outstanding delinquency fees that we reasonably expect to collect from our consumers. As of March 31, 2026 and December 31, 2025, gross delinquency fees receivable totaled $12.8 million and $14.8 million, respectively.

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

The activity in the allowance for other credit losses related to delinquency fees, including the provision for other credit losses, charge-offs, and recoveries for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$11,915	$5,276
Provision for other credit losses	6,855	3,956
Charge-offs	(10,782)	(4,490)
Recoveries of charged-off receivables	1,111	251
Balance at end of period	$9,099	$4,993

Due to the nature of delinquency fees, we monitor the credit quality of the receivables based on delinquency status. Net delinquency fee charge-offs by year of origination for the three months ended March 31, 2026 was as follows:

(in thousands)	2026	2025	2024	2023	2022	Total
Current period gross charge-offs	$(28)	$(10,754)	$—	$—	$—	$(10,782)
Current period recoveries	—	979	68	23	41	1,111
Current period net charge-offs	$(28)	$(9,775)	$68	$23	$41	$(9,671)

Merchant and partner income receivable primarily represents amounts due to us from our third-party partners and affiliates. Receivables from originating partner represents amounts due to us from our originating partner that will be used to settle outstanding merchant accounts payable on orders originated by them. We do not expect to incur losses on receivables from merchants, partners, or our originating partner; therefore, there is no allowance for credit losses recorded.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $43.0 million and $42.3 million were recorded within the DSIP balance as of March 31, 2026 and December 31, 2025, respectively. The average annual percentage yield and related interest expense was 4.03% and $0.4 million, and 4.19% and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.50% on an annual basis, compounding daily.

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

Note 6. Other Current Liabilities

As of March 31, 2026 and December 31, 2025, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Consumer down payments on unpurchased originating partner receivables(1)	$17,497	$9,542
Accrued operational expenses	5,604	4,330
Accrued personnel expenses	4,112	7,018
Operating lease liabilities	183	163
Other current liabilities	$27,396	$21,053

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $145.5 million and $141.3 million as of March 31, 2026 and December 31, 2025, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of March 31, 2026 and December 31, 2025, we had pledged $251.4 million and $251.1 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $69.0 million and $73.5 million as of March 31, 2026 and December 31, 2025, respectively.

Expenses related to our line of credit for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31,
(in thousands)	2026	2025
Interest expense on utilization	$2,831	$2,641
Interest expense on unused daily amounts	145	68
Amortization of debt issuance costs	241	109

For the three months ended March 31, 2026 and 2025, our line of credit carried an effective annual interest rate of 10.40% and 12.02%, respectively.

Note 8. Commitments and Contingencies

Loan Commitments

Through our strategic partnership program with our originating partner, we have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended March 31, 2026 and 2025, the total order value of loans purchased from our originating partner was $981.2 million and $706.8 million, respectively, and the carrying value of the receivables on those purchases totaled $749.4 million and $518.7 million, respectively. As of March 31, 2026 and December 31, 2025, the total order value of loans we had an obligation to purchase from our originating partner was $60.3 million and $27.3 million, respectively, and the carrying value of the receivables on those obligations totaled $46.1 million and $20.1 million, respectively.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator:
Net income	$51,303	$36,164

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,764	33,852
Diluted shares(2):
Stock options	326	737
Restricted stock units	842	1,582
Weighted-average shares outstanding	34,932	36,171

Net income per share:
Basic	$1.52	$1.07
Diluted	$1.47	$1.00

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 4 and 55 shares were excluded from the denominator of diluted net income per share for the three months ended March 31, 2026 and 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Forward-Looking Statements”, “Factors Affecting Results from Operations”, and “Risk Factors” sections of this Form 10-Q, and the “Risk Factors” sections on this Form 10-Q and the 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

In 2026, we launched Sezzle Mobile, a mobile phone plan embedded directly within the Sezzle app that offers unlimited talk, text, and 5G data on AT&T’s network, to our consumers.

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

Key Operating Metrics

Gross Merchandise Volume

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Gross Merchandise Volume (“GMV”)	$1,110,407	$808,682	$301,725	37.3%

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

The increase in GMV was driven by increased usage of our subscription products and On-Demand as well as our focus on consumer acquisition, engagement, and retention through increased marketing and advertising initiatives.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of		Change
	March 31, 2026	December 31, 2025	#	%
	(in thousands, except percentages)
Active Consumers	3,105	3,049	56	1.9%
Monthly On-Demand Users and Subscribers	887	918	(31)	(3.3%)

“Active Consumers” is defined as unique consumers who have placed an order with us within the last twelve months. Monthly On-Demand Users and Subscribers (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended March 31, 2026, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period.

As of March 31, 2026, we had 0.7 million unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), and 0.2 million unique consumers who placed an On-Demand order during the month ended March 31, 2026. The increase in Active Consumers is attributed to increased marketing and advertising initiatives, as well as new product releases. The decrease in MODS is attributed to seasonality, as more consumers utilized On-Demand during the holiday season compared to the first quarter of 2026.

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

Transaction income also includes income from consumers who pay a fee to use Sezzle On-Demand, which is recognized over the loan’s duration using the effective interest method. Additionally, we earn fees from consumers when they make a scheduled payment using a card or when their payment method fails when attempting to make an installment payment. These fees are recognized at the time the fee is assessed to the extent the fee is reasonably collectible.

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

Income from Other Sources

Income from other sources includes all other incomes earned from merchants, consumers, and other third parties not included in transaction income or subscription revenue. This includes late payment fees, reschedule fees, Sezzle Balance load fees, gateway fees, and marketing revenue earned from affiliates. Late payment fees are applied to principal installments that are delinquent, subject to regulations within specific state jurisdictions. Late payment fees are recognized at the time the fee is charged to the consumer to the extent the fee is reasonably collectible.

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

Results of Operations

Total Revenue

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Transaction income	$65,723	$58,166	$7,557	13.0%
Subscription revenue	33,197	23,428	9,769	41.7%
Income from other sources	36,619	23,318	13,301	57.0%
Total revenue	$135,539	$104,912	$30,627	29.2%

For the three months ended March 31, 2026 and 2025, transaction income included merchant and partner income of $27.6 million and $23.5 million, respectively. The increase in merchant and partner income was a result of higher GMV on our virtual card products in the current period.

Transaction income also increased as a result of consumer fees, which totaled $38.1 million and $34.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase in consumer fees was driven by higher fee prices in the current period, resulting in an increase of approximately $9.0 million, offset against a decrease in the number of fees charged in the current period, resulting in a decrease of approximately $5.5 million.

The increase in subscription revenue was primarily driven by the overall growth in our Active Subscribers.

The increase in income from other sources was largely derived from consumer fee income. The increase in consumer fees was primarily driven by a higher number of fees charged in the current period, contributing approximately $12.8 million of additional income. Consumer late payment fees totaled $23.1 million and $16.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase in late payment fees was primarily driven by a higher number of orders becoming past due as a result of GMV growth. Increases in affiliate and advertising revenue also contributed to the increase in income from other sources.

Personnel

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Personnel	$14,667	$15,048	$(381)	(2.5)%

The decrease in personnel was a result of lower bonus expense in the current period, offset against higher contract labor. Recorded within personnel, equity based compensation totaled $1.3 million for both the three months ended March 31, 2026 and 2025.

Transaction Expense

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Payment processing costs	$17,455	$14,167	$3,288	23.2%
Affiliate and partner fees	619	822	(203)	(24.7)%
Other transaction expense	446	328	118	36.0%
Transaction expense	$18,520	$15,317	$3,203	20.9%

The increase in payment processing costs was primarily driven by higher GMV. GMV growth outpaced the increase in payment processing expenses as a result of more efficient processing strategies in place in the current period.

Affiliate and partner fees are incurred by us when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have contractual agreements. The decrease was from lower GMV on such partner platforms.

Other transaction expense is comprised of consumer communication costs and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Third-party technology and data	$4,415	$3,374	$1,041	30.9%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$11,246	$5,346	$5,900	110.4%

The increase in marketing, advertising, and tradeshow costs was driven by the continued expansion of initiatives to promote consumer acquisition, retention, and engagement.

General and Administrative

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$3,980	$3,131	$849	27.1%

The increase was primarily from higher professional service fees related to the overall growth of the business.

Provision for Credit Losses

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Provision for credit losses	$13,675	$12,801	$874	6.8%

The increase in the provision for credit losses is primarily driven by higher GMV in the current period. GMV growth outpaced growth in the provision for credit losses primarily as a result of better expected performance on the current year portfolio compared to prior year, as well as better than originally expected performance on prior year vintages recognized in the current year.

As a percentage of total revenue, the provision for credit losses was 10.1% and 12.2% for the three months ended March 31, 2026 and 2025, respectively.

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

Net Interest Expense

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Net interest expense	$3,015	$2,914	$101	3.5%

Net interest expense remained relatively flat, as higher outstanding borrowings on our line of credit during the three months ended March 31, 2026 were offset against higher interest income.

Income Tax Expense

	For the three months ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Income tax expense	$14,686	$10,842	$3,844	35.5%

Our effective income tax rate for the three months ended March 31, 2026 and 2025 was 22.3% and 23.1%, respectively. Income tax expense includes $1.7 million and $0.8 million of excess tax benefits recorded on equity based compensation for the three months ended March 31, 2026 and 2025, respectively.

We assess all relevant positive and negative evidence to determine if our existing deferred tax assets can be realized at each reporting date. As a result of the positive trends in our net income, during the three months ended March 31, 2026 and 2025 we concluded that it was more likely than not that our U.S. federal and state deferred tax assets are realizable.

Liquidity and Capital Resources

For the three months ended March 31, 2026 and 2025, our net income was $51.3 million and $36.2 million, respectively. As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of March 31, 2026, we had cash and cash equivalents of $120.4 million, compared to $64.1 million as of December 31, 2025. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of March 31, 2026 and December 31, 2025, we had restricted cash of $26.9 million and $38.5 million, respectively.

As of March 31, 2026 and December 31, 2025, we had working capital of $298.6 million and $262.1 million, respectively. The increase in working capital was primarily a result of the growth in cash and cash equivalents, as well as notes receivable, net, driven by higher GMV. Additionally, as of March 31, 2026 and December 31, 2025 we had an unused borrowing capacity on our line of credit of $69.0 million and $73.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the three months ended March 31,
(in thousands)	2026	2025
Net Cash Provided from Operating Activities	$88,978	$52,479
Net Cash (Used for) Provided from Investing Activities	(22,493)	6,050
Net Cash Used for Financing Activities	(21,495)	(36,114)
Net increase in cash, cash equivalents, and restricted cash	$44,990	$22,415

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the three months ended March 31, 2026, net cash provided from operating activities totaled $89.0 million, driven by our $51.3 million net income adjusted for $20.1 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, and cash inflows of $17.6 million from changes in our operating assets and liabilities. Our cash inflows from changes in our operating assets and liabilities were driven by a $15.1 million increase in other accounts payable related to the timing of payments to taxing authorities and a $6.3 million increase in accrued liabilities related to the collection of consumer down payments on unpurchased originating partner receivables. These were offset against a $5.4 million increase in our other assets related to higher delinquency fees assessed in the current period not yet collected, which resulted in decreased cash receipts from consumers, as well as timing of receipts from partners and taxing authorities. Cash inflows were also driven by a $1.3 million increase in merchant accounts payable related to the timing of payments to merchants. During the three months ended March 31, 2026, cash payments for personnel-related expenses totaled $16.9 million, cash payments for processing costs totaled $16.7 million, cash interest payments totaled $3.8 million, and cash paid for income taxes totaled $0.1 million.

During the three months ended March 31, 2025, net cash provided from operating activities totaled $52.5 million, driven by our $36.2 million net income adjusted for $22.5 million of non-cash adjustments such as deferred income taxes, credit losses, equity based compensation, and depreciation and amortization, and offset against cash outflows of $6.2 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $3.6 million decrease in merchant accounts payable related to the timing of payments to merchants and a $0.9 million decrease in our accrued liabilities related to the timing of payments to vendors and personnel, both of which resulted in increased cash payments to third parties in the current period. Our other receivables also increased by $4.4 million related to higher delinquency fees assessed in the current period not yet collected, which resulted in decreased cash receipts from consumers in the current period. During the three months ended March 31, 2025, cash payments for personnel-related expenses totaled $18.0 million, cash payments for processing costs totaled $15.9 million, cash interest payments totaled $3.2 million, and cash paid for income taxes totaled $0.1 million.

Investing Activities

Net cash (used for) provided from investing activities was ($22.5) million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash outflows for investing activities were from purchases and originations of notes receivable, net of repayments; purchasing computer equipment; and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the three months ended March 31, 2026 and 2025 was $21.5 million and $36.1 million, respectively.

Our net cash used for financing activities during the three months ended March 31, 2026 was primarily driven by repurchases of common stock totaling $25.7 million, offset against net proceeds from our line of credit totaling $4.2 million. $24.8 million of our common stock repurchases were made under our stock repurchase plan, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans.

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

We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to our allowance for credit losses. We believe this estimate has the greatest risk of affecting our consolidated financial statements; therefore, we consider this to be our critical accounting policy and estimate. Refer to Note 1. Principal Business Activity and Significant Accounting Policies within the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Estimates” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K for a complete discussion of our significant accounting policies and critical accounting estimates.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of March 31, 2026 and December 31, 2025, we had a revolving line of credit facility of $225 million available to us. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of March 31, 2026 and December 31, 2025, we had $145.5 million and $141.3 million, respectively, outstanding under our line of credit. For the three months ended March 31, 2026, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.3 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the three months ended March 31, 2026.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the three months ended March 31, 2026 and 2025 would have resulted in an additional foreign currency translation adjustment of approximately $1.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting as disclosed in the Company’s 2025 Form 10-K. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified a material weakness in internal control over financial reporting as we did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to our notes receivable. This material weakness resulted in the restatement of our Consolidated Statement of Cash Flows for the year ended December 31, 2024, as well as a material misclassification of the Consolidated Statements of Cash Flows for and for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024. If not remediated, this material weakness could result in misstatements of the aforementioned cash flow statements or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

To remediate the material weakness in its internal control over financial reporting related to the classification of notes receivable in our Consolidated Statements of Cash Flows, we have introduced enhancements to the design of our disclosure controls and procedures as they relate to the classification of our notes receivable.

Changes in Internal Control Over Financial Reporting

As of March 31, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the three months ended March 31, 2026 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Reports on Form 8-K filed December 15, 2025. The table below presents information with respect to such common stock purchases made by us during the three months ended March 31, 2026, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
January 1, 2026 through January 31, 2026	—	$—	—	$100,000,000
February 1, 2026 through February 28, 2026	118,343	57.97	118,343	93,140,196
March 1, 2026 through March 31, 2026	275,433	68.59	261,430	75,174,927
Total	393,776	$65.40	379,773	$75,174,927

(1)14,003 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
(2)On December 12, 2025, the Board of Directors authorized a stock repurchase program to repurchase up to $100 million of our outstanding shares. This program commenced on December 12, 2025 and does not have a fixed expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement. However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Employment Agreement between Sezzle Inc. and Lee Brading, dated January 26, 2026*	8-K	001-41781	1/29/2026
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: May 6, 2026	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lee Brading
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

Date: May 6, 2026

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

Date: May 6, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 6, 2026

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended March 31, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 6, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer