Form 10-Q
period 2026-06-30
Sezzle Inc.
filed 2026-08-07
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at August 4, 2026 were 33,675,014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	As of
(in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents, including amounts held by variable interest entity (“VIE”) of $17,694 and $25,921, respectively	$79,757	$64,054
Restricted cash, current, including amounts held by VIE of $4,506 and $8,245, respectively	4,549	8,413
Notes receivable	321,160	283,400
Allowance for credit losses	(32,001)	(28,505)
Notes receivable, net, including amounts held by VIE of $260,621 and $237,062, respectively	289,159	254,895
Other current assets, net	34,899	24,502
Total current assets	408,364	351,864
Non-Current Assets
Restricted cash, non-current	27,743	30,134
Deferred tax asset	14,670	13,615
Other assets	5,694	4,616
Total Assets	$456,471	$400,229

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$57,905	$56,374
Other payables, including amounts held by VIE of $172 and $1,476, respectively	6,471	6,908
Deferred revenue	6,821	5,431
Other current liabilities, including amounts held by VIE of $869 and $0, respectively	30,467	21,053
Total current liabilities	101,664	89,766
Non-Current Liabilities
Operating lease liabilities	312	661
Line of credit, net of unamortized debt issuance costs of $1,978 and $1,268, respectively, held by VIE	121,522	139,991
Total Liabilities	223,498	230,418

Commitments and Contingencies (see Note 8)

Stockholders' Equity
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,065 and 35,130 shares issued, respectively; 33,665 and 33,798 shares outstanding, respectively	196,535	194,890
Treasury stock, at cost: 1,400 and 1,332 shares, respectively	(28,923)	(24,072)
Accumulated other comprehensive loss	(836)	(683)
Accumulated earnings (deficit)	66,197	(324)
Total Stockholders' Equity	232,973	169,811
Total Liabilities and Stockholders' Equity	$456,471	$400,229

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Total revenue	$149,683	$98,702	$285,222	$203,614

Operating Expenses
Personnel	14,725	11,681	29,392	26,729
Transaction expense	20,738	14,243	39,258	29,560
Third-party technology and data	4,907	3,428	9,322	6,802
Marketing, advertising, and tradeshows	19,396	8,772	30,642	14,118
General and administrative	4,348	3,846	8,328	6,977
Provision for credit losses	30,608	20,646	44,283	33,447
Total operating expenses	94,722	62,616	161,225	117,633

Operating Income	54,961	36,086	123,997	85,981

Other Income (Expense)
Net interest expense	(3,250)	(3,501)	(6,265)	(6,415)
Other income (expense), net	1	87	(31)	112
Income before taxes	51,712	32,672	117,701	79,678

Income tax expense	10,947	5,068	25,633	15,910

Net Income	40,765	27,604	92,068	63,768

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(75)	729	(153)	822

Total Comprehensive Income	$40,690	$28,333	$91,915	$64,590

Net income per share*:
Basic	$1.21	$0.82	$2.73	$1.89
Diluted	$1.17	$0.78	$2.64	$1.80

Weighted-average shares outstanding*:
Basic	33,633	33,733	33,698	33,792
Diluted	34,724	35,507	34,828	35,510

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares	Amount					Total
Balance at April 1, 2025	33,965	$192,703	$—	$(11,835)	$(1,495)	$(53,611)	$125,762
Equity based compensation	—	393	—	—	—	—	393
Stock option exercises	522	3,024	—	—	—	—	3,024
Restricted stock issuances and vesting of awards	315	1,105	—	—	—	—	1,105
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(115)	—	—	(4,672)	—	—	(4,672)
Foreign currency translation adjustment	—	—	—	—	729	—	729
Net income	—	—	—	—	—	27,604	27,604
Balance at June 30, 2025	34,015	193,541	(44)	(16,507)	(766)	(45,826)	130,398

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
(in thousands)	Shares	Amount
Balance at April 1, 2026	33,594	$194,210	$—	$(25,000)	$(761)	$28,273	$196,722
Equity based compensation	—	1,009	—	—	—	—	1,009
Stock option exercises	26	507	—	—	—	—	507
Restricted stock issuances and vesting of awards	152	1,104	—	—	—	—	1,104
Repurchase and retirement of common stock	(53)	(295)	—	—	—	(2,841)	(3,136)
Repurchase of common stock	(54)	—	—	(3,923)	—	—	(3,923)
Foreign currency translation adjustment	—	—	—	—	(75)	—	(75)
Net income	—	—	—	—	—	40,765	40,765
Balance at June 30, 2026	33,665	196,535	—	(28,923)	(836)	66,197	$232,973

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	1,533	—	—	—	—	1,533
Stock option exercises	623	3,564	—	—	—	—	3,564
Restricted stock issuances and vesting of awards	500	3,539	—	—	—	—	3,539
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(171)	—	—	(7,116)	—	—	(7,116)
Foreign currency translation adjustment	—	—	—	—	822	—	822
Net income	—	—	—	—	—	63,768	63,768
Balance at June 30, 2025	34,015	193,541	(44)	(16,507)	(766)	(45,826)	130,398

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Total
(in thousands)	Shares	Amount
Balance at January 1, 2026	33,798	$194,890	$—	$(24,072)	$(683)	$(324)	$169,811
Equity based compensation	—	2,007	—	—	—	—	2,007
Stock option exercises	35	618	—	—	—	—	618
Restricted stock issuances and vesting of awards	333	1,427	—	—	—	—	1,427
Repurchase and retirement of common stock	(433)	(2,407)	—	—	—	(25,547)	(27,954)
Repurchase of common stock	(68)	—	—	(4,851)	—	—	(4,851)
Foreign currency translation adjustment	—	—	—	—	(153)	—	(153)
Net income	—	—	—	—	—	92,068	92,068
Balance at June 30, 2026	33,665	196,535	—	(28,923)	(836)	66,197	$232,973

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
		(As restated)
(in thousands)	2026	2025
Operating Activities:
Net income	$92,068	$63,768
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	938	598
Provision for credit losses	44,283	33,447
Provision for other credit losses	20,703	8,523
Discount on notes receivable	(658)	(782)
Equity based compensation and restricted stock vested	3,434	2,771
Deferred income taxes	(1,055)	2,485
Other, net	452	269
Changes in operating assets and liabilities:
Other assets	(31,076)	(20,523)
Merchant accounts payable	1,845	(8,931)
Other payables	(423)	(4,645)
Other liabilities	9,310	(1,496)
Deferred revenue	1,394	22
Operating leases	11	30
Net Cash Provided from Operating Activities	141,226	75,536

Investing Activities:
Purchases and originations of notes receivable, net of proceeds from repayments	(77,931)	(53,014)
Purchase of property and equipment	(765)	(431)
Internally developed intangible asset additions	(1,564)	(897)
Net Cash Used for Investing Activities	(80,260)	(54,342)

Financing Activities:
Proceeds from line of credit	108,000	95,000
Payments to line of credit	(125,760)	(68,700)
Payments of debt issuance costs	(1,143)	(10)
Proceeds from stock option exercises	618	3,564
Repurchase of common stock	(32,805)	(30,663)
Net Cash Used for Financing Activities	(51,090)	(809)

Effect of exchange rate changes on cash	(428)	1,274
Net increase in cash, cash equivalents, and restricted cash	9,876	20,385
Cash, cash equivalents, and restricted cash, beginning of period	102,601	98,310
Cash, cash equivalents, and restricted cash, end of period	$112,049	$119,969

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$—	$2,301

Supplementary disclosures:
Interest paid	$7,748	$7,036
Income taxes paid	35,929	25,169

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

Operating results reported for the three and six months ended June 30, 2026 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2026.

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

As of June 30, 2026 and December 31, 2025, our assets and liabilities measured at fair value were not material. We hold certain financial assets and liabilities that are not measured at fair value on the consolidated balance sheets. Such financial assets and liabilities are comprised of cash and cash equivalents; restricted cash; notes receivable, net; and line of credit, net. Cash and cash equivalents, and restricted cash are classified within Level 1 of fair value hierarchy. Carrying amount approximates fair value because these balances are held on demand. Line of credit, net, is classified within Level 2 of the fair value hierarchy. The line of credit’s carrying value approximates its fair value because the contractual interest rate follows current market rates, and there have been no material change in our credit profile since the line of credit was amended. Notes receivable, net, is classified within Level 3 of the fair value hierarchy. Given the short-term nature of the underlying loans and the recognition of an allowance for credit losses against the notes receivable balance, the carrying amount approximates fair value.

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

Variable Interest Entity

Our primary source of funding consumer receivables is through a secured line of credit. We transfer a portion of our notes receivable to a wholly owned, bankruptcy-remote special purpose entity (the “SPE”), which then pledges such receivables as collateral for our line of credit. We continue to service all receivables sold and pledged to the SPE. The amount we can borrow under our line of credit is dependent on the amount of eligible, pledged notes receivable we have sold to the SPE. While we serve as a limited guarantor for the SPE and are subject to certain financial covenants, our line of credit provider does not have full recourse against our general credit and may absorb losses in the event of default if the cash receipts related to our pledged notes receivable are not sufficient to repay the outstanding line of credit balance. Refer to Note 7. Line of Credit for more information about our line of credit and the relationship between our line of credit and our notes receivable.

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

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated statements of cash flows for the six months ended June 30, 2025. Such restatement was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires, in the notes to the consolidated financial statements, the disaggregation of certain expenses within relevant expense captions in tabular format, incremental qualitative disclosures about expenses, and the disclosure of total selling expenses.	Year ended December 31, 2027	As this ASU relates to disclosures only, there will be no impact to our consolidated results of operations and financial condition. We will include the enhanced disclosure requirements in our 2027 annual consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	This ASU changes the criteria required to begin capitalizing internal-use software and website development costs, in addition to clarifying which disclosures are required for capitalized internal-use software costs.	Year ended December 31, 2028	We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements. We expect to elect the prospective transition approach upon adoption.

There are additional new accounting pronouncements issued by the FASB that we have not yet adopted. We do not believe any of these additional accounting pronouncements will have a material impact on the consolidated financial statements or disclosures.

Note 2. Total Revenue

Total revenue was $149.7 million and $98.7 million for the three months ended June 30, 2026 and 2025, respectively, and $285.2 million and $203.6 million for the six months ended June 30, 2026 and 2025, respectively. Our total revenue is classified into two categories, based on Accounting Standards Codification (“ASC”) recognition criteria: lending-based income and revenue from contracts with customers. Our total revenue by category for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Lending-based income (ASC Topic 310)	$64,962	$46,686	$125,531	$94,606
Revenue from contracts with customers (ASC Topic 606)	84,721	52,016	159,691	109,008
Total revenue	$149,683	$98,702	$285,222	$203,614

Lending-Based Income (ASC Topic 310)

Total revenue within the scope of ASC Topic 310, Receivables, relates to net origination fees on financing receivables we originate, premiums and discounts on financing receivables we purchase, and delinquency fees on financing receivables we hold. This is primarily comprised of merchant processing fees on orders that result in a financing receivable, delinquency fees, and other ancillary consumer fees, such as fees to reschedule installment due dates and nonrefundable fees assessed for using Sezzle On-Demand. Merchant processing fees are based on the Gross Merchandise Volume (“GMV”) passing through our platform and are predominately based on a percentage of the GMV, plus a fixed fee per transaction. Lending-based income derived from merchants and partners totaled $10.9 million and $12.7 million for the three months ended June 30, 2026 and 2025, respectively, and $21.0 million and $26.9 million for the six months ended June 30, 2026 and 2025, respectively. Lending-based income derived from consumers totaled $54.1 million and $34.0 million for the three months ended June 30, 2026 and 2025, respectively, and $104.5 million and $67.7 million for the six months ended June 30, 2026 and 2025, respectively.

Lending-based income, other than delinquency fees, is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Such income is subsequently recognized over the average duration of the related note receivable using the interest method. $2.5 million and $3.1 million of lending-based income was deferred within notes receivable, net, as of June 30, 2026 and December 31, 2025, respectively. Delinquency fees include fees assessed to consumers who fail to make a timely principal payment or their payment method fails when attempting to make an installment payment, and are recognized at the time the fee is charged to the consumer, to the extent they are reasonably collectible.

Revenue from Contracts with Customers (ASC Topic 606)

Total revenue within the scope of ASC Topic 606, Revenue from Contracts with Customers, primarily relates to subscription revenue, partner revenue, and certain consumer fees. Revenue from contracts with customers derived from merchants and partners totaled $28.6 million and $16.5 million for the three months ended June 30, 2026 and 2025, respectively, and $52.7 million and $30.5 million for the six months ended June 30, 2026 and 2025, respectively. Revenue from contracts with customers derived from consumers totaled $56.2 million and $35.5 million for the three months ended June 30, 2026 and 2025, respectively, and $106.9 million and $78.5 million for the six months ended June 30, 2026 and 2025, respectively.

Partner Revenue

We earn revenue from contracts with customers via partners. This revenue primarily includes interchange fees earned through our virtual card and promotional incentives with third parties. We have an agreement with a card-issuing partner to facilitate the issuance of virtual cards to be used by our consumers at checkout. We earn virtual card interchange fees when a consumer uses a virtual card to complete a purchase. Such interchange fees are established by the applicable payment network, are assessed to the merchant’s acquiring bank, and are remitted to the card-issuing partner that issues our virtual cards, which in turn remits to us the portion of those fees to which we are contractually entitled. Our customer in this arrangement is our card-issuing partner, and our performance obligation is to facilitate and process the underlying card transaction. The performance obligation is satisfied at the point in time the transaction is settled by the payment network, at which time the related revenue is recognized. Virtual card interchange revenue totaled $17.3 million and $10.5 million for the three months ended June 30, 2026 and 2025, respectively, and $32.5 million and $19.3 million for the six months ended June 30, 2026 and 2025, respectively.

We earn promotional incentives from third-party platforms and brand partners for directing consumer traffic or transaction volume to specified merchants or brands. Revenue is recognized at the point in time the performance obligation is fulfilled, which is when a sale is made or traffic is directed to the merchant or brand. Consideration under these arrangements is generally determined based on the volume of consumer traffic or transaction activity in the period.

Subscription Revenue

We earn revenue from two paid subscription services, Sezzle Premium and Sezzle Anywhere, for a fixed fee paid at the beginning of the subscription period. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions. These performance obligations comprise a series of distinct services that are substantially the same; therefore, such revenue is recognized straight-line over the subscription period. Subscription revenue totaled $35.7 million and $22.6 million for the three months ended June 30, 2026 and 2025, respectively, and $68.9 million and $46.0 million for the six months ended June 30, 2026 and 2025, respectively.

All performance obligations related to these subscriptions are fully satisfied within one year of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue within the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $6.8 million and $5.3 million as of June 30, 2026 and December 31, 2025, respectively. Total revenue for the six months ended June 30, 2026 includes $5.3 million of revenue that was included in deferred revenue as of December 31, 2025. Total revenue for the six months ended June 30, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024.

Consumer Fees

Revenue from contracts with customers also includes revenue from fees assessed when consumers make a scheduled payment using a card or load funds into their Sezzle Balance. Such consumer fees relate to a single performance obligation to process the related payment, which is satisfied, and the related revenue is recognized, at the point in time the transaction is processed.

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

As of June 30, 2026 and December 31, 2025, our notes receivable at amortized cost was comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Notes receivable, gross	$323,636	$286,459
Deferred loan fees and costs	(2,476)	(3,059)
Notes receivable, amortized cost	$321,160	$283,400

Deferred loan fees and costs are primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to total revenue on the consolidated statements of operations and comprehensive income. As of June 30, 2026, our outstanding notes receivable had a weighted average days outstanding of 29 days.

We closely monitor credit quality for our notes receivable to manage and evaluate our related exposure to credit risk. When assessing the credit quality and risk of our portfolio, we monitor a variety of internal risk indicators and consumer attributes that are shown to be predictive of ability and willingness to repay, and combine these factors to establish an internal, proprietary score as a credit quality indicator (the “Prophet Score”). We evaluate the credit risk of our portfolio by grouping Prophet Scores into three buckets that range from A to C, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. Our risk and fraud team closely monitors the distribution of Prophet Scores for signs of changes in credit risk exposure and portfolio performance. Consumers’ Prophet Scores are updated real-time. The risk and fraud team also evaluates the integrity of the Prophet Score machine learning model at least annually and updates it as necessary.

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
	Amortized cost basis by year of origination
(in thousands)	2026	2025	Total	2025	2024	Total
A	$125,034	$25	$125,059	$105,974	$4	$105,978
B	117,942	74	118,016	109,843	13	109,856
C	77,572	456	78,028	67,422	71	67,493
No score	57	—	57	73	—	73
Total amortized cost	$320,605	$555	$321,160	$283,312	$88	$283,400

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of June 30, 2026 and December 31, 2025 was as follows:

(in thousands)	June 30, 2026	December 31, 2025
Current	$275,422	$246,720
1–28 days past due	22,766	18,565
29–56 days past due	11,924	8,274
57–90 days past due	11,048	9,841
Total amortized cost	$321,160	$283,400

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. The increase in the allowance for credit losses during the three and six months ended June 30, 2026 is generally consistent with the growth in our GMV, with any deviations a result of changes in expected performance on the current year portfolio compared to the prior year. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate.

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$19,794	$20,522	$28,505	$26,103
Provision for credit losses	30,608	20,646	44,283	33,447
Charge-offs	(20,965)	(20,302)	(46,038)	(39,964)
Recoveries of charged-off receivables	2,564	2,749	5,251	4,029
Balance at end of period	$32,001	$23,615	$32,001	$23,615

Net charge-offs by year of origination for the six months ended June 30, 2026 was as follows:

(in thousands)	2026	2025	2024	2023	2022	Total
Current period gross charge-offs	$(13,700)	$(32,338)	$—	$—	$—	$(46,038)
Current period recoveries	1	4,407	404	180	259	5,251
Current period net charge-offs	$(13,699)	$(27,931)	$404	$180	$259	$(40,787)

Note 4. Other Current Assets, Net

As of June 30, 2026 and December 31, 2025, the balance of other current assets, net, on the consolidated balance sheets comprised the following:

(in thousands)	June 30, 2026	December 31, 2025
Delinquency fees receivable, net	$4,755	$2,871
Merchant and partner income receivable	14,081	14,104
Receivables from originating partner	2,168	2,631
Prepaid expenses	3,124	2,919
Other	10,771	1,977
Other current assets, net	$34,899	$24,502

Delinquency fees are comprised of late payment fees and failed payment fees. Late payment fees are applied to delinquent principal installments. Failed payment fees are applied when a payment method fails when attempting to make an installment payment. Delinquency fees are subject to regulations within specific state jurisdictions and are considered to be the same number of days delinquent as the principal payment associated with the fee. Delinquency fees receivable, net, is comprised of outstanding delinquency fees that we reasonably expect to collect from our consumers. As of June 30, 2026 and December 31, 2025, gross delinquency fees receivable totaled $18.7 million and $14.8 million, respectively.

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

The activity in the allowance for other credit losses related to delinquency fees, including the provision for other credit losses, charge-offs, and recoveries for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$9,099	$4,993	$11,915	$5,276
Provision for other credit losses	13,848	4,568	20,703	8,523
Charge-offs	(10,095)	(4,596)	(20,877)	(9,085)
Recoveries of charged-off receivables	1,104	284	2,215	535
Balance at end of period	$13,956	$5,249	$13,956	$5,249

Due to the nature of delinquency fees, we monitor the credit quality of the receivables based on delinquency status. Net delinquency fee charge-offs by year of origination for the six months ended June 30, 2026 was as follows:

(in thousands)	2026	2025	2024	2023	2022	Total
Current period gross charge-offs	$(5,999)	$(14,878)	$—	$—	$—	$(20,877)
Current period recoveries	—	1,989	114	41	71	2,215
Current period net charge-offs	$(5,999)	$(12,889)	$114	$41	$71	$(18,662)

Merchant and partner income receivable primarily represents amounts due to us from our third-party partners and affiliates, including virtual card interchange amounts from the card-issuing bank that issues our virtual cards. Receivables from originating partner represents amounts due to us from our originating partner that will be used to settle outstanding merchant accounts payable on orders originated by them. We do not expect to incur losses on receivables from merchants, partners, or our originating partner; therefore, there is no allowance for credit losses recorded.

Note 5. Merchant Accounts Payable

Merchant accounts payable represents amounts owed to merchants related to orders placed on the Sezzle Platform.

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay payment from us in exchange for daily incentive payments. Within merchant accounts payable, $45.5 million and $42.3 million were recorded within the DSIP balance as of June 30, 2026 and December 31, 2025, respectively. The related interest expense was $0.5 million for both the three months ended June 30, 2026 and 2025, and $0.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively. Delayed payments retained in the program bore daily incentive payments at a fixed rate of 4.5% on an annual basis, compounding daily.

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

Note 6. Other Current Liabilities

As of June 30, 2026 and December 31, 2025, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Consumer down payments on unpurchased originating partner receivables(1)	$20,046	$9,542
Accrued operational expenses	5,808	4,330
Accrued personnel expenses	4,332	7,018
Operating lease liabilities	281	163
Other current liabilities	$30,467	$21,053

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $123.5 million and $141.3 million as of June 30, 2026 and December 31, 2025, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of June 30, 2026 and December 31, 2025, we had pledged $271.9 million and $251.1 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $126.3 million and $73.5 million as of June 30, 2026 and December 31, 2025, respectively.

Expenses related to our line of credit for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense on utilization	$3,116	$3,297	$5,947	$5,938
Interest expense on unused daily amounts	164	40	309	108
Amortization of debt issuance costs	193	111	434	219

For the three months ended June 30, 2026 and 2025, our line of credit carried an effective annual interest rate of 9.00% and 13.05%, respectively. For the six months ended June 30, 2026 and 2025, our line of credit carried an effective annual interest rate of 9.67% and 10.05%, respectively.

2026 Credit Agreement

On May 7, 2026, our SPE amended and restated its secured revolving credit facility (the “2026 Credit Agreement”) with Bastion Funding VI, LP and other certain lenders. The 2026 Credit Agreement has a borrowing capacity of up to $300 million, with an option to increase the borrowing capacity by an additional $75 million, and a maturity date of May 7, 2029. The borrowing base is 92.5% of pledged, eligible notes receivable, decreasing to 85% based on the loss rates of the underlying collateral. Eligible notes receivable are defined as notes receivable from consumers from the United States or Canada that are less than 30 days past due and fall within certain term and principal criteria.

The 2026 Credit Agreement carries an interest rate of 3-month Term SOFR plus 3.86%, with a 3-month Term SOFR floor rate of 2.00%. Interest on borrowings is due on collection dates as specified in the loan agreement, typically monthly. We incur an unused facility fee of 0.5% per annum on the difference between the maximum borrowing capacity and the amount of principal outstanding. We are also required to maintain a minimum outstanding balance of $50 million.

The 2026 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default (including upon change of control or collateral loss rates exceeding pre-determined levels), and indemnification provisions in favor of the lenders. The negative covenants limit the SPE’s ability to incur or guarantee additional indebtedness; make investments or other restricted payments; acquire assets or form or acquire subsidiaries; create liens; sell assets; pay dividends or make other distributions or repurchase or redeem capital stock; engage in certain transactions with affiliates; enter into agreements that restrict the creation or incurrence of liens other than liens securing the new 2026 Credit Agreement and related documents; engage in liquidations, mergers, or consolidations; and make any material amendment, modification, or supplement to our credit guidelines or servicing guide, in each case subject to certain exceptions and qualifications. We are also subject to financial covenants, which limit our ability to make certain restricted payments and requires us to meet financial tests related to tangible net worth, liquidity, and leverage.

Prior to May 7, 2026, we had $153.5 million outstanding under our then existing revolving credit facility. In connection with the amendment and restatement of this prior credit facility, no amounts were repaid at closing, and the outstanding obligations were carried forward into the 2026 Credit Agreement.

Note 8. Commitments and Contingencies

Loan Commitments

Through our strategic partnership program with our originating partner, we have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended June 30, 2026 and 2025, the total order value of loans purchased from our originating partner was $1,144.6 million and $820.7 million, respectively, and the carrying value of the receivables on those purchases totaled $883.7 million and $603.0 million, respectively. During the six months ended June 30, 2026 and 2025, the total order value of loans purchased from our originating partner was $2,125.8 million and $1,527.6 million, respectively, and the carrying value of the receivables on those purchases totaled $1,633.0 million and $1,121.8 million, respectively. As of June 30, 2026 and December 31, 2025, the total order value of loans we had an obligation to purchase from our originating partner was $71.3 million and $27.3 million, respectively, and the carrying value of the receivables on those obligations totaled $55.1 million and $20.1 million, respectively.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$40,765	$27,604	$92,068	$63,768

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,633	33,733	33,698	33,792
Diluted shares(2):
Stock options	353	369	340	337
Restricted stock units	738	1,405	790	1,381
Weighted-average shares outstanding	34,724	35,507	34,828	35,510

Net income per share:
Basic	$1.21	$0.82	$2.73	$1.89
Diluted	$1.17	$0.78	$2.64	$1.80

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 4 shares were excluded from the denominator of diluted net income per share for the three and six months ended June 30, 2026.

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

We provide consumers access to subscription products, short-term credit products at the point of sale, which may be free or subject to fees and/or interest, and access to interest-bearing loans with our third-party partner. We make a majority of our revenue from merchants, partners, consumer fees, and through our two paid versions of the core Sezzle experience: Sezzle Premium and Sezzle Anywhere. Sezzle Premium is a paid subscription service for consumers to access large, non-integrated premium merchants for a recurring fee. Sezzle Anywhere is a paid subscription service that allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions, for a recurring fee. Sezzle On-Demand allows consumers who are not subscribed to Sezzle Anywhere to use the Sezzle Platform at any merchant online or in-store (subject to the same restrictions as Sezzle Anywhere) in exchange for a finance charge, which is added to the consumer’s initial down payment. Additionally, through collaboration with third-party partners we enable our consumers access to interest-bearing monthly fixed-rate installment-loan products at participating merchants for larger-ticket items (up to $15,000), which extend up to 48 months.

Factors Affecting Results of Operations

The following key factors have affected our financial performance and are expected to impact our performance going forward.

Sustainable Business Model

Our ability to profitably scale our business long-term is reliant on creating a transparent and sustainable ecosystem of products and services that add value for all of our stakeholders, including our consumers and merchants. We stand at the intersection of digital shopping and a need for credit for consumers who prefer to use credit alternatives other than credit cards or do not have access to traditional credit products. We provide consumers access to subscription products, short-term credit products at the point of sale, which may be free or subject to fees and/or interest, and access to interest-bearing loans with our third-party partners.

We earn fees from our merchants predominately based on a percentage of the GMV value plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant processing fee owed to us, and assume all costs associated with consumer payment processing, fraud, and payment default. We also earn income from partners, including interchange fees through our virtual card solution, promotional incentives with third parties, and marketing revenue earned from affiliates. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, and exclusive promotions for consumers using Sezzle.

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

In 2026, we launched Sezzle Mobile and SezzleCash. Sezzle Mobile is a mobile phone plan embedded directly within the Sezzle app that offers unlimited talk, text, and 5G data on AT&T’s network, to our consumers. SezzleCash allows consumers to borrow funds and pay back the amount over time, plus a service fee. We also partnered with a new long-term lending provider to expand and further integrate interest-bearing monthly fixed-rate installment-loan products into the Sezzle Platform.

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

Key Operating Metrics

Gross Merchandise Volume

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Gross Merchandise Volume	$1,278,502	$926,981	$351,521	37.9%	$2,388,910	$1,735,664	$653,246	37.6%

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

The increase in GMV was driven by increased usage of our Sezzle Anywhere and Sezzle Premium subscription products.

Active Consumers and Monthly On-Demand Users and Subscribers

	As of		Change
	June 30, 2026	December 31, 2025	#	%
	(in thousands, except percentages)
Active Consumers	3,160	3,049	111	3.6%
Monthly On-Demand Users and Subscribers	982	918	64	7.0%

Active Consumers is defined as unique consumers who have placed an order with us within the last twelve months. Monthly On-Demand Users and Subscribers (or “MODS”) is defined as unique consumers who have placed at least one On-Demand order during the month ended June 30, 2026, plus consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period.

As of June 30, 2026 and December 31, 2025, we had 854 thousand and 670 thousand unique consumers who had an active subscription for either Sezzle Premium or Sezzle Anywhere (“Active Subscribers”), respectively, and 128 thousand and 248 thousand unique consumers who placed an On-Demand order during the months ended June 30, 2026 and December 31, 2025, respectively. The increase in Active Consumers and MODS is attributed to increased marketing and advertising initiatives, as well as new product releases.

Components of Results of Operations

Total Revenue

Our total revenue is classified into two categories, based on ASC recognition criteria: lending-based income and revenue from contracts with customers.

Lending-Based Income

Lending-based income relates to net origination fees on financing receivables we originate, premiums and discounts on financing receivables we purchase, and delinquency fees on financing receivables we hold. This is primarily comprised of merchant processing fees on orders that result in a financing receivable, delinquency fees, and other ancillary consumer fees, such as fees to reschedule installment due dates and nonrefundable fees assessed for using Sezzle On-Demand. Merchant processing fees are based on the GMV passing through our platform and are predominately based on a percentage of the GMV, plus a fixed fee per transaction. Lending-based income, other than delinquency fees, is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Such income is subsequently recognized over the average duration of the related note receivable using the interest method. Delinquency fees include fees assessed to consumers who fail to make a timely principal payment or their payment method fails when attempting to make an installment payment, and are recognized at the time the fee is charged to the consumer, to the extent they are reasonably collectible.

Revenue from Contracts with Customers

We earn revenue from contracts with customers via partners. This revenue primarily includes interchange fees earned through our virtual card and promotional incentives with third parties. We have an agreement with a card-issuing partner to facilitate the issuance of virtual cards to be used by our consumers at checkout. We earn virtual card interchange fees when a consumer uses a virtual card to complete a purchase. Such interchange fees are established by the applicable payment network, are assessed to the merchant’s acquiring bank, and are remitted to the card-issuing partner that issues our virtual cards, which in turn remits to us the portion of those fees to which we are contractually entitled. Our customer in this arrangement is our card-issuing partner, and our performance obligation is to facilitate and process the underlying card transaction. The performance obligation is satisfied at the point in time the transaction is settled by the payment network, at which time the related revenue is recognized.

We earn promotional incentives from third-party platforms and brand partners for directing consumer traffic or transaction volume to specified merchants or brands. Revenue is recognized at the point in time the performance obligation is fulfilled, which is when a sale is made or traffic is directed to the merchant or brand. Consideration under these arrangements is generally determined based on the volume of consumer traffic or transaction activity in the period.

Revenue from contracts with customers primarily relates to subscription revenue and certain consumer fees. We earn revenue from two paid subscription services, Sezzle Premium and Sezzle Anywhere, for a fixed fee paid at the beginning of the subscription period. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions. These performance obligations comprise a series of distinct services that are substantially the same; therefore, such revenue is recognized straight-line over the subscription period. All performance obligations related to these subscriptions are fully satisfied within one year of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue within the consolidated balance sheets until such performance obligations are satisfied.

Revenue from contracts with customers also includes revenue from fees assessed when consumers make a scheduled payment using a card or load funds into their Sezzle Balance. Such consumer fees relate to a single performance obligation to process the related payment, which is satisfied, and the related revenue is recognized, at the point in time the transaction is processed.

Personnel

Personnel primarily comprises all compensation paid to employees, contractor payments, employer-paid payroll taxes and employee benefits, equity- and incentive-based compensation, and other employee-related expenses.

Transaction Expense

Transaction expense primarily comprises processing fees paid to third parties to process debit, credit and ACH payments received from consumers, merchant affiliate program and partnership fees, consumer communication costs, consumer and merchant support–related costs, and third-party fraud losses. We incur merchant affiliate program and partnership fees when consumers make purchases with merchants who either were referred by another merchant or are associated with partner platforms with which we have a contractual agreement. We incur consumer communication costs when we notify the consumer about the transaction status and upcoming payments. Communications are primarily made via text message and email directly to the consumer.

Third-Party Technology and Data

Third-party technology and data primarily includes cloud-based infrastructure, fraud prevention, obtaining underwriting data, and other third-party services to support our operations.

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

Results of Operations

Total Revenue

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Lending-based income	$64,962	$46,686	$18,276	39.1%	$125,531	$94,606	$30,925	32.7%
Revenue from contracts with customers	84,721	52,016	32,705	62.9%	159,691	109,008	50,683	46.5%
Total revenue	$149,683	$98,702	$50,981	51.7%	$285,222	$203,614	$81,608	40.1%

Lending-based income primarily increased as a result of consumer-derived income, which totaled $54.1 million and $34.0 million for the three months ended June 30, 2026 and 2025, respectively, and $104.5 million and $67.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in consumer-derived income when comparing the three months ended June 30, 2026 and 2025 was driven by both a higher number of consumer fees charged, contributing to approximately $13.4 million of the increase, and higher fee prices, contributing to approximately $6.6 million of the increase. The increase in consumer-derived income when comparing the six months ended June 30, 2026 and 2025 was also driven by both a higher number of consumer fees charged, contributing to approximately $23.2 million of the increase, and higher fee prices, contributing to approximately $13.5 million of the increase. Lending-based income also included merchant- and partner-derived income of $10.9 million and $12.7 million for the three months ended June 30, 2026 and 2025, respectively, and $21.0 million and $26.9 million for the six months ended June 30, 2026 and 2025, respectively.

Revenue from contracts with customers included merchant- and partner-derived income of $28.6 million and $16.5 million for the three months ended June 30, 2026 and 2025, respectively, and $52.7 million and $30.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase was a result of higher GMV on our virtual card products and promotional incentive revenue in the current period. Revenue from contracts with customers also increased as a result of consumer-derived revenue, which totaled $56.2 million and $35.5 million for the three months ended June 30, 2026 and 2025, respectively, and $106.9 million and $78.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase in consumer-derived revenue when comparing the three months ended June 30, 2026 and 2025 was primarily driven by a greater number of consumers subscribed to Sezzle Premium and Sezzle Anywhere, contributing to approximately $13.1 million of the increase. The increase in consumer-derived revenue when comparing the six months ended June 30, 2026 and 2025 was also primarily driven by a greater number of consumers subscribed to Sezzle Premium and Sezzle Anywhere, contributing to approximately $22.9 million of the increase.

Personnel

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Personnel	$14,725	$11,681	$3,044	26.1%	$29,392	$26,729	$2,663	10.0%

The increase in personnel was driven by overall growth in our workforce and an increase in profit-sharing incentive plan expenses during the current year. Recorded within personnel, equity based compensation totaled $2.1 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively.

Transaction Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Transaction expense	$20,738	$14,243	$6,495	45.6%	$39,258	$29,560	$9,698	32.8%

The increase in transaction expense was driven by higher payment processing costs as a result of a higher number of payments processed in the current year in line with GMV. Payment processing costs totaled $19.3 million and $13.3 million for the three months ended June 30, 2026 and 2025, respectively, and $36.8 million and $27.4 million for the six months ended June 30, 2026 and 2025, respectively. The rest of transaction expense was comprised of affiliate and partner fees, third-party fraud losses, consumer communication, and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Third-party technology and data	$4,907	$3,428	$1,479	43.1%	$9,322	$6,802	$2,520	37.0%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher GMV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$19,396	$8,772	$10,624	121.1%	$30,642	$14,118	$16,524	117.0%

The increase in marketing, advertising, and tradeshow costs was from the continued expansion of initiatives to promote consumer acquisition, retention, and engagement, as well as a result of testing different levels of marketing effort to determine optimal strategies. We expect to realize the benefits of this marketing investment in future periods.

General and Administrative

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$4,348	$3,846	$502	13.1%	$8,328	$6,977	$1,351	19.4%

The increase was primarily from higher professional service fees related to the overall growth of the business, offset against lower operating costs associated with our loan origination partner funding virtual card transactions.

Provision for Credit Losses

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Provision for credit losses	$30,608	$20,646	$9,962	48.3%	$44,283	$33,447	$10,836	32.4%

The increase in the provision for credit losses is generally consistent with the growth in GMV, with any deviations a result of changes in expected performance on the current year portfolio compared to the prior year. As a percentage of total revenue, the provision for credit losses was 20.4% and 20.9% for the three months ended June 30, 2026 and 2025, respectively, and 15.5% and 16.4% for the six months ended June 30, 2026 and 2025, respectively.

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

Net Interest Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Net interest expense	$3,250	$3,501	$(251)	(7.2)%	$6,265	$6,415	$(150)	(2.3)%

Net interest expense decreased as a result of entering into a new line of credit agreement on May 7, 2026, which carries a lower interest rate than our previous line of credit, offset against higher outstanding borrowings during the three and six months ended June 30, 2026.

Income Tax Expense

	For the three months ended June 30,		Change		For the six months ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Income tax expense	$10,947	$5,068	$5,879	116.0%	$25,633	$15,910	$9,723	61.1%

Our effective income tax rate for the three months ended June 30, 2026 and 2025 was 21.2% and 15.5%, respectively. Our effective income tax rate for the six months ended June 30, 2026 and 2025 was 21.8% and 20.0%, respectively. Income tax expense includes $1.9 million and $3.1 million of excess tax benefits recorded on equity-based compensation for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $4.0 million of excess tax benefits recorded on equity-based compensation for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2026 and 2025, our net income was $92.1 million and $63.8 million, respectively. As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of June 30, 2026, we had cash and cash equivalents of $79.8 million, compared to $64.1 million as of December 31, 2025. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of June 30, 2026 and December 31, 2025, we had restricted cash of $32.3 million and $38.5 million, respectively.

As of June 30, 2026 and December 31, 2025, we had working capital of $306.7 million and $262.1 million, respectively. The increase in working capital was primarily a result of the growth in cash and cash equivalents, as well as notes receivable, net, driven by higher GMV. Additionally, as of June 30, 2026 and December 31, 2025 we had an unused borrowing capacity on our line of credit of $126.3 million and $73.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the six months ended June 30,
		(As restated)
(in thousands)	2026	2025
Net Cash Provided from Operating Activities	$141,226	$75,536
Net Cash Used for Investing Activities	(80,260)	(54,342)
Net Cash Used for Financing Activities	(51,090)	(809)
Net increase in cash, cash equivalents, and restricted cash	$9,876	$20,385

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the six months ended June 30, 2026, net cash provided from operating activities totaled $141.2 million, driven by our $92.1 million net income adjusted for $68.1 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, offset against cash outflows of $18.9 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $31.1 million increase in other assets related to the timing of payments to taxing authorities and vendors, as well as higher delinquency fees assessed in the current period not yet collected. Offset against this was a $9.3 million increase in other liabilities, driven by an increase in collections of consumer down payments on unpurchased originating partner receivables. During the six months ended June 30, 2026, cash payments for personnel-related expenses totaled $30.1 million, cash payments for processing costs totaled $36.2 million, cash interest payments totaled $7.7 million, and cash paid for income taxes totaled $35.9 million.

During the six months ended June 30, 2025, net cash provided from operating activities totaled $75.5 million, driven by our $63.8 million net income adjusted for $47.3 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, offset against cash outflows of $35.5 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $20.5 million increase in other assets related to the timing of payments to taxing authorities and vendors, as well as higher delinquency fees assessed in the current period not yet collected. A $8.9 million decrease in merchant accounts payable related to the timing of payments to merchants and a $4.6 million decrease in other payables related to the timing of payments to vendors and taxing authorities also contributed to our cash outflows from operating activities. During the six months ended June 30, 2025, cash payments for personnel-related expenses totaled $29.7 million, cash payments for processing costs totaled $31.2 million, cash interest payments totaled $7.0 million, and cash paid for income taxes totaled $25.2 million.

Investing Activities

Net cash used for investing activities was $80.3 million and $54.3 million for the six months ended June 30, 2026 and 2025, respectively. Cash outflows for investing activities were from purchases and originations of notes receivable, net of repayments; purchasing computer equipment; and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the six months ended June 30, 2026 and 2025 was $51.1 million and $0.8 million, respectively.

Our net cash used for financing activities during the six months ended June 30, 2026 was primarily driven by repurchases of common stock totaling $32.8 million, net payments to our line of credit totaling $17.8 million, and payment of debt issuance costs totaling $1.1 million related to our new line of credit. Repurchases of common stock made under our stock repurchase plan totaled $28.0 million, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. Offset against these cash outflows were proceeds from stock option exercises totaling $0.6 million.

Our net cash used for financing activities during the six months ended June 30, 2025 was comprised of repurchases of common stock totaling $30.7 million, offset against net proceeds from our line of credit totaling $26.3 million and proceeds from stock option exercises totaling $3.6 million. Repurchases of common stock were made under our stock repurchase plan totaled $23.5 million, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vesting restricted stock units issued under our equity incentive plans.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of June 30, 2026 and December 31, 2025, we had a revolving line of credit facility of $300 million and $225 million, respectively, available to us. We are obligated to pay interest on borrowing under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of June 30, 2026 and December 31, 2025, we had $123.5 million and $141.3 million, respectively, outstanding under our line of credit. For the six months ended June 30, 2026, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $0.6 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the six months ended June 30, 2026.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the six months ended June 30, 2026 and 2025 would have resulted in an additional foreign currency translation adjustment of approximately $1.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, due to the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting as disclosed in the Company’s 2025 Form 10-K. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management previously identified a material weakness in internal control over financial reporting as we did not design and maintain effective controls to evaluate the appropriate classification of the cash flows related to our notes receivable. This material weakness resulted in the restatement of our Consolidated Statement of Cash Flows for the year ended December 31, 2024, as well as a material misclassification of the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, six months ended June 30, 2025 and 2024, and nine months ended September 30, 2025 and 2024. If not remediated, this material weakness could result in misstatements of the aforementioned cash flow statements or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

To remediate the material weakness in its internal control over financial reporting related to the classification of notes receivable in our Consolidated Statements of Cash Flows, we have implemented an enhanced control into our disclosure controls and procedures as they relate to the classification of our notes receivable. While we have implemented the enhanced control, the material weakness cannot be considered remediated until the control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

As of June 30, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded, with the exception of the newly implemented control outlined in our remediation plan above, that no changes in our internal control over financial reporting occurred during the six months ended June 30, 2026, other than the changes discussed above, materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, we are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject.

On June 9, 2025, we filed a lawsuit against Shopify, Inc., in the U.S. District Court for the District of Minnesota asserting federal and state antitrust violations. The lawsuit alleges that Shopify has been engaging and continues to engage in monopolistic and anticompetitive business practices in order to stifle competition for “buy now, pay later” service options on Shopify’s e-commerce platform. Sezzle is seeking an injunction to prevent Shopify from continuing its anticompetitive conduct and to restore competition and consumer choice. Sezzle is also seeking damages, which could be tripled under applicable laws. Shopify denied the allegations and filed a motion to dismiss the complaint and a hearing on such motion was held on December 8, 2025. On May 11, 2026, the court granted in part and denied in part Shopify’s motion. The court dismissed, without prejudice, Sezzle’s claim of unlawful tying under Section 1 of the Sherman Act and its parallel claim under Minnesota antitrust law to the extent that claim asserts the same tying theory. The court denied the motion in all other respects, and Sezzle’s remaining claims, including its claims of monopolization and attempted monopolization under Section 2 of the Sherman Act, unlawful restraint of trade under Section 1 of the Sherman Act, and its parallel claims under Minnesota antitrust law and the Minnesota Deceptive Trade Practices Act, are proceeding. The outcome of this litigation, including the timing of any resolution, cannot be predicted with certainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. We also repurchased shares in the open market under our stock repurchase plan, as described in our Current Report on Form 8-K filed December 15, 2025. The table below presents information with respect to such common stock purchases made by us during the three months ended June 30, 2026, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
April 1, 2026 through April 30, 2026	101,311	$61.42	53,250	$72,037,469
May 1, 2026 through May 31, 2026	1,304	96.83	—	72,037,469
June 1, 2026 through June 30, 2026	4,521	157.45	—	72,037,469
Total	107,136	$65.91	53,250	$72,037,469

(1)53,886 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement. However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Employment Agreement between Sezzle Inc. and Lee Brading, dated January 26, 2026*	8-K	001-41781	1/29/2026
10.2	Amended And Restated Revolving Credit And Security Agreement, dated May 7, 2026	8-K	001-41781	5/12/2026
10.3	Amendment No. 3 To Limited Guaranty And Indemnity Agreement, dated May 7, 2026	8-K	001-41781	5/12/2026
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: August 6, 2026	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lee Brading
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

Date: August 6, 2026

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

Date: August 6, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 6, 2026

/s/ Charles Youakim
Charles Youakim
Chairman and Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended June 30, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 6, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer