Form 10-Q
period 2026-09-30
Sezzle Inc.
filed 2026-11-05
CIK 1662991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares of common stock, par value $0.00001 per share, outstanding at November 2, 2026 were 33,783,402.

SEZZLE INC.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q and the documents incorporated by reference herein (“Form 10-Q”) includes “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management included in this Form 10-Q are forward-looking statements. When used in this Form 10-Q, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” and similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in other filings we make with the Securities and Exchange Commission. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. There is a risk that such predictions, estimates, projections, and other forward-looking statements will not be achieved. Nevertheless, and despite the fact that management’s expectations and estimates are based on assumptions management believes to be reasonable and data management believes to be reliable, our actual results, performance, or achievements are subject to future risks and uncertainties, any of which could materially affect our actual performance. Risks and uncertainties that could affect such performance include, but are not limited to:
•the possibility that Sezzle’s national bank charter application, or other applications associated with the national bank application may not be approved timely, if at all;
•the uncertain nature of the impact that a national bank charter may have on Sezzle's business;
•impact of the “buy-now, pay-later” (“BNPL”) industry becoming subject to increased regulatory scrutiny;
•impact of operating in a highly competitive industry;
•impact of macro-economic conditions on consumer spending and consumer credit;
•our ability to maintain our relationship with our existing merchant base, increase our merchant network and Total Transaction Volume (“TTV”);
•our ability to retain and increase our consumer base and TTV;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	As of
(in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents, including amounts held by variable interest entity (“VIE”) of $19,610 and $25,921, respectively	$70,142	$64,054
Restricted cash, current, including amounts held by VIE of $4,305 and $8,245, respectively	4,348	8,413
Notes receivable	355,529	283,400
Allowance for credit losses	(39,611)	(28,505)
Notes receivable, net, including amounts held by VIE of $286,275 and $237,062, respectively	315,918	254,895
Other current assets	37,332	24,502
Total current assets	427,740	351,864
Non-Current Assets
Restricted cash, non-current	33,374	30,134
Deferred tax asset	14,466	13,615
Other assets	6,048	4,616
Total Assets	$481,628	$400,229

Liabilities and Stockholders' Equity
Current Liabilities
Merchant accounts payable	$56,277	$56,374
Other payables, including amounts held by VIE of $4 and $1,476, respectively	9,858	6,908
Deferred revenue	7,664	5,431
Other current liabilities	27,701	21,053
Total current liabilities	101,500	89,766
Non-Current Liabilities
Operating lease liabilities	271	661
Line of credit, net of unamortized debt issuance costs of $1,822 and $1,268, respectively, held by VIE	102,178	139,991
Total Liabilities	203,949	230,418

Commitments and Contingencies (see Note 8)

Stockholders' Equity
Common stock and additional paid-in capital, $0.00001 par value; 750,000 shares authorized; 35,238 and 35,130 shares issued, respectively; 33,783 and 33,798 shares outstanding, respectively	199,901	194,890
Treasury stock, at cost: 1,455 and 1,332 shares, respectively	(35,478)	(24,072)
Accumulated other comprehensive loss	(766)	(683)
Accumulated earnings (deficit)	114,022	(324)
Total Stockholders' Equity	277,679	169,811
Total Liabilities and Stockholders' Equity	$481,628	$400,229

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations and Comprehensive Income (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Total revenue	$166,503	$116,796	$451,725	$320,410

Operating Expenses
Personnel	16,804	14,320	46,196	41,049
Transaction expense	18,342	17,435	57,600	46,995
Third-party technology and data	6,496	3,705	15,818	10,507
Marketing, advertising, and tradeshows	15,893	8,775	46,535	22,893
General and administrative	7,051	4,823	15,379	11,800
Provision for credit losses	37,666	32,177	81,949	65,624
Total operating expenses	102,252	81,235	263,477	198,868

Operating Income	64,251	35,561	188,248	121,542

Other Income (Expense)
Net interest expense	(2,781)	(3,923)	(9,046)	(10,338)
Other income (expense), net	(54)	(6)	(85)	106
Income before taxes	61,416	31,632	179,117	111,310

Income tax expense	13,591	4,961	39,224	20,871

Net Income	47,825	26,671	139,893	90,439

Other Comprehensive (Loss) Income
Foreign currency translation adjustment	70	(339)	(83)	483

Total Comprehensive Income	$47,895	$26,332	$139,810	$90,922

Net income per share*:
Basic	$1.42	$0.78	$4.15	$2.67
Diluted	$1.38	$0.75	$4.02	$2.55

Weighted-average shares outstanding*:
Basic	33,722	34,048	33,706	33,878
Diluted	34,753	35,675	34,803	35,448

*Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares	Amount					Total
Balance at July 1, 2025	34,015	$193,541	$(44)	$(16,507)	$(766)	$(45,826)	$130,398
Equity based compensation	—	502	—	—	—	—	502
Stock option exercises	12	54	—	—	—	—	54
Restricted stock issuances and vesting of awards	174	1,907	—	—	—	—	1,907
Stock subscriptions collected related to stock option exercises	—	—	44	—	—	—	44
Repurchase of common stock	(48)	—	—	(3,967)	—	—	(3,967)
Foreign currency translation adjustment	—	—	—	—	(339)	—	(339)
Net income	—	—	—	—	—	26,671	26,671
Balance at September 30, 2025	34,153	196,004	—	(20,474)	(1,105)	(19,155)	155,270

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
(in thousands)	Shares	Amount
Balance at July 1, 2026	33,665	$196,535	$—	$(28,923)	$(836)	$66,197	$232,973
Equity based compensation	—	1,581	—	—	—	—	1,581
Stock option exercises	24	445	—	—	—	—	445
Restricted stock issuances and vesting of awards	149	1,340	—	—	—	—	1,340
Repurchase of common stock	(55)	—	—	(6,555)	—	—	(6,555)
Foreign currency translation adjustment	—	—	—	—	70	—	70
Net income	—	—	—	—	—	47,825	47,825
Balance at September 30, 2026	33,783	199,901	—	(35,478)	(766)	114,022	$277,679

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated Deficit
(in thousands)	Shares*	Amount					Total
Balance at January 1, 2025	33,735	$188,589	$—	$(9,391)	$(1,588)	$(89,775)	$87,835
Equity based compensation	—	2,035	—	—	—	—	2,035
Stock option exercises	635	3,618	—	—	—	—	3,618
Restricted stock issuances and vesting of awards	674	5,446	—	—	—	—	5,446
Stock subscriptions receivable related to stock option exercises	7	44	(44)	—	—	—	—
Stock subscriptions collected related to stock option exercises	—	—	44	—	—	—	44
Repurchase and retirement of common stock	(679)	(3,728)	—	—	—	(19,819)	(23,547)
Repurchase of common stock	(219)	—	—	(11,083)	—	—	(11,083)
Foreign currency translation adjustment	—	—	—	—	483	—	483
Net income	—	—	—	—	—	90,439	90,439
Balance at September 30, 2025	34,153	196,004	—	(20,474)	(1,105)	(19,155)	155,270

	Common Stock and Additional Paid-in Capital		Stock Subscriptions	Treasury Stock, At Cost	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Total
(in thousands)	Shares	Amount
Balance at January 1, 2026	33,798	$194,890	$—	$(24,072)	$(683)	$(324)	$169,811
Equity based compensation	—	3,588	—	—	—	—	3,588
Stock option exercises	59	1,063	—	—	—	—	1,063
Restricted stock issuances and vesting of awards	482	2,767	—	—	—	—	2,767
Repurchase and retirement of common stock	(433)	(2,407)	—	—	—	(25,547)	(27,954)
Repurchase of common stock	(123)	—	—	(11,406)	—	—	(11,406)
Foreign currency translation adjustment	—	—	—	—	(83)	—	(83)
Net income	—	—	—	—	—	139,893	139,893
Balance at September 30, 2026	33,783	199,901	—	(35,478)	(766)	114,022	$277,679

*    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
		(As restated)
(in thousands)	2026	2025
Operating Activities:
Net income	$139,893	$90,439
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	1,497	967
Provision for credit losses	81,949	65,624
Discount on notes receivable	(674)	(1,516)
Equity based compensation and restricted stock vested	6,355	5,180
Deferred income taxes	(851)	3,462
Other, net	1,421	384
Changes in operating assets and liabilities:
Other assets	(12,786)	(15,143)
Merchant accounts payable	202	(11,445)
Other payables	2,963	(1,059)
Other liabilities	5,732	1,738
Deferred revenue	2,238	608
Operating leases	(9)	35
Net Cash Provided from Operating Activities	227,930	139,274

Investing Activities:
Purchases and originations of notes receivable, net of proceeds from repayments	(142,332)	(83,656)
Purchase of property and equipment	(943)	(594)
Internally developed intangible asset additions	(2,316)	(1,509)
Net Cash Used for Investing Activities	(145,591)	(85,759)

Financing Activities:
Proceeds from line of credit	135,000	105,800
Payments to line of credit	(172,260)	(92,800)
Payments of debt issuance costs	(1,163)	(10)
Proceeds from stock option exercises	1,063	3,618
Stock subscriptions collected related to stock option exercises	—	44
Repurchase of common stock	(39,360)	(34,630)
Net Cash Used for Financing Activities	(76,720)	(17,978)

Effect of exchange rate changes on cash	(356)	809
Net increase in cash, cash equivalents, and restricted cash	5,619	35,537
Cash, cash equivalents, and restricted cash, beginning of period	102,601	98,310
Cash, cash equivalents, and restricted cash, end of period	$107,864	$134,656

Noncash investing and financing activities:
Conversion of accrued profit-sharing incentive plan liabilities to stockholders' equity	$—	$2,301

Supplementary disclosures:
Interest paid	$11,828	$11,248
Income taxes paid	47,282	25,324

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

Operating results reported for the three and nine months ended September 30, 2026 might not be indicative of the results for any subsequent period or the entire year ending December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, our assets and liabilities measured at fair value were not material. We hold certain financial assets and liabilities that are not measured at fair value on the consolidated balance sheets. Such financial assets and liabilities are comprised of cash and cash equivalents; restricted cash; notes receivable, net; and line of credit, net. Cash and cash equivalents, and restricted cash are classified within Level 1 of fair value hierarchy. Carrying amount approximates fair value because these balances are held on demand. Line of credit, net, is classified within Level 2 of the fair value hierarchy. The line of credit’s carrying value approximates its fair value because the contractual interest rate follows current market rates, and there have been no material change in our credit profile since the line of credit was amended. Notes receivable, net, is classified within Level 3 of the fair value hierarchy. Given the short-term nature of the underlying loans and the recognition of an allowance for credit losses against the notes receivable balance, the carrying amount approximates fair value.

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

Variable Interest Entities

Consolidated Variable Interest Entities

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

Unconsolidated Variable Interest Entities

Under an arrangement with a third-party partner, our originating partner sells eligible long-term installment loans originated through the Sezzle Platform to three statutory trusts (the "Financing Entities") formed to purchase and hold these loans. Each Financing Entity is a variable interest entity and are substantially similar; therefore, we disclose information about them in the aggregate. Our variable interests consist of the servicing and ancillary fees we earn for servicing the loans and our obligations to repurchase loans upon breaches of certain representations and warranties made by us or our originating partner. As of September 30, 2026, the unpaid principal balance of loans held by the Financing Entities was approximately $24.4 million.

We are not the primary beneficiary of the Financing Entities because we do not have the power to direct the activities that most significantly impact their economic performance, namely the selection, pricing, and purchase of loans, which are directed by other parties. Our maximum exposure to loss is the amount we would pay to repurchase every loan owned by the Financing Entities under the representation and warranty provisions described above, which are not subject to a contractual cap. As of September 30, 2026, the carrying amounts of assets and liabilities related to our variable interests in the Financing Entities were not material, and our maximum exposure to loss was approximately $24.4 million, equal to the total unpaid principal balance of loans held by the Financing Entities. During the three and nine months ended September 30, 2026, we did not provide financial or other support to the Financing Entities that we were not contractually required to.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation format. These reclassifications had no effect on our total assets, total equity, net income, or total comprehensive income.

Restatement of Previously Issued Consolidated Financial Statements

We have restated our consolidated statements of cash flows for the nine months ended September 30, 2025. Such restatement was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 2. Total Revenue

Total revenue was $166.5 million and $116.8 million for the three months ended September 30, 2026 and 2025, respectively, and $451.7 million and $320.4 million for the nine months ended September 30, 2026 and 2025, respectively. Our total revenue is classified into two categories, based on Accounting Standards Codification (“ASC”) recognition criteria: lending-based income and revenue from contracts with customers. Our total revenue by category for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Lending-based income (ASC Topic 310)	$73,532	$59,315	$199,063	$153,921
Revenue from contracts with customers (ASC Topic 606)	92,971	57,481	252,662	166,489
Total revenue	$166,503	$116,796	$451,725	$320,410

Lending-Based Income (ASC Topic 310)

Total revenue within the scope of ASC Topic 310, Receivables, relates to net origination fees on financing receivables we originate, premiums and discounts on financing receivables we purchase, and delinquency fees on financing receivables we hold. This is primarily comprised of merchant processing fees on orders that result in a financing receivable, delinquency fees, and other ancillary consumer fees, such as fees to reschedule installment due dates and nonrefundable fees assessed for using Sezzle On-Demand. Merchant processing fees are based on the merchant-specific volume passing through our platform and are predominately based on a percentage of the volume, plus a fixed fee per transaction. Lending-based income derived from merchants and partners totaled $11.5 million and $12.7 million for the three months ended September 30, 2026 and 2025, respectively, and $32.5 million and $39.6 million for the nine months ended September 30, 2026 and 2025, respectively. Lending-based income derived from consumers totaled $62.1 million and $46.6 million for the three months ended September 30, 2026 and 2025, respectively, and $166.6 million and $114.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Lending-based income, other than delinquency fees, is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Such income is subsequently recognized over the average duration of the related note receivable using the interest method. $2.4 million and $3.1 million of lending-based income was deferred within notes receivable, net, as of September 30, 2026 and December 31, 2025, respectively. Delinquency fees include fees assessed to consumers who fail to make a timely principal payment or their payment method fails when attempting to make an installment payment, and are recognized at the time the fee is charged to the consumer, to the extent they are reasonably collectible.

Revenue from Contracts with Customers (ASC Topic 606)

Total revenue within the scope of ASC Topic 606, Revenue from Contracts with Customers, primarily relates to subscription revenue, partner revenue, and certain consumer fees. Revenue from contracts with customers derived from merchants and partners totaled $30.4 million and $20.9 million for the three months ended September 30, 2026 and 2025, respectively, and $83.1 million and $51.4 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue from contracts with customers derived from consumers totaled $62.6 million and $36.6 million for the three months ended September 30, 2026 and 2025, respectively, and $169.5 million and $115.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Subscription Revenue

We earn revenue from two paid subscription services, Sezzle Premium and Sezzle Anywhere, for a fixed fee paid at the beginning of the subscription period. Sezzle Premium allows consumers to shop at select large, non-integrated premium merchants, along with other benefits. Sezzle Anywhere allows consumers to use their Sezzle Virtual Card at any merchant online or in-store, subject to certain merchant, product, goods, and service restrictions. These performance obligations comprise a series of distinct services that are substantially the same; therefore, such revenue is recognized straight-line over the subscription period. Subscription revenue totaled $41.3 million and $24.3 million for the three months ended September 30, 2026 and 2025, respectively, and $110.3 million and $70.3 million for the nine months ended September 30, 2026 and 2025, respectively.

All performance obligations related to these subscriptions are fully satisfied within one year of receiving payment. Payment received for performance obligations not yet satisfied are recorded as deferred revenue within the consolidated balance sheets until such performance obligations are satisfied. Subscription revenue to be recognized over the remaining duration of outstanding performance obligations was $7.6 million and $5.3 million as of September 30, 2026 and December 31, 2025, respectively. Total revenue for the nine months ended September 30, 2026 includes $5.3 million of revenue that was included in deferred revenue as of December 31, 2025. Total revenue for the nine months ended September 30, 2025 includes $4.1 million of revenue that was included in deferred revenue as of December 31, 2024.

Partner Revenue

We earn revenue from contracts with customers via partners. This revenue primarily includes interchange fees earned through our virtual card and promotional incentives with third parties. We have an agreement with a card-issuing partner to facilitate the issuance of virtual cards to be used by our consumers at checkout. We earn virtual card interchange fees when a consumer uses a virtual card to complete a purchase. Such interchange fees are established by the applicable payment network, are assessed to the merchant’s acquiring bank, and are remitted to the card-issuing partner that issues our virtual cards, which in turn remits to us the portion of those fees to which we are contractually entitled. Our customer in this arrangement is our card-issuing partner, and our performance obligation is to facilitate and process the underlying card transaction. The performance obligation is satisfied at the point in time the transaction is settled by the payment network, at which time the related revenue is recognized. Virtual card interchange revenue totaled $18.2 million and $12.7 million for the three months ended September 30, 2026 and 2025, respectively, and $50.7 million and $32.0 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Consumer Fees

Revenue from contracts with customers also includes revenue from fees assessed when consumers make a scheduled payment using a card or load funds into their Sezzle Balance, a digital account issued by our originating partner that allows consumers to store, manage, and spend funds. Such consumer fees relate to a single performance obligation to process the related payment, which is satisfied, and the related revenue is recognized, at the point in time the transaction is processed.

Note 3. Notes Receivable and Allowance for Credit Losses

We offer consumer installment payment plans on our platform. Consumers pay a portion of the purchase price at the point-of-sale as a down payment, and then pay off the remaining amount over time through scheduled payments. We purchase certain receivables related to installment payment plans extended to consumers in the United States by an independent chartered financial institution (our “originating partner”) and are responsible for servicing such receivables. All other consumer installment payment plans within our notes receivable are originated by us. Our notes receivable represent amounts due from consumers primarily for outstanding principal on installment payment plans made on our platform that we have either originated or purchased from our originating partner. Our notes receivable are generally due no later than 56 days from origination.

We classify all of our notes receivable as held for investment, as we have the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. Our portfolio is comprised of one product segment: point-of-sale unsecured installment loans; therefore, we evaluate our notes receivable as a single, homogenous portfolio and make merchant-specific or other adjustments as necessary. Our notes receivable are reported at amortized cost, which includes unpaid principal adjusted for charge-offs and deferred loan fees and costs. The amortized cost basis is adjusted for the allowance for credit losses within notes receivable, net.

As of September 30, 2026 and December 31, 2025, our notes receivable at amortized cost was comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Notes receivable, gross	$357,897	$286,459
Deferred loan fees and costs	(2,368)	(3,059)
Notes receivable, amortized cost	$355,529	$283,400

Deferred loan fees and costs are primarily comprised of unrecognized merchant processing fees, which are recognized over the duration of the note with the consumer and are recorded as an offset to total revenue on the consolidated statements of operations and comprehensive income. As of September 30, 2026, our outstanding notes receivable had a weighted average days outstanding of 29 days.

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

The amortized cost basis of our notes receivable by Prophet Score and year of origination as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026			December 31, 2025
	Amortized cost basis by year of origination
(in thousands)	2026	2025	Total	2025	2024	Total
A	$136,461	$9	$136,470	$105,974	$4	$105,978
B	127,462	44	127,506	109,843	13	109,856
C	91,246	257	91,503	67,422	71	67,493
No score	50	—	50	73	—	73
Total amortized cost	$355,219	$310	$355,529	$283,312	$88	$283,400

Our notes receivable are considered past due when the principal has not been received within one calendar day of when they are due in accordance with the agreed upon contractual terms. Any amounts delinquent after 90 days are charged off with an offsetting reversal to the allowance for credit losses through the provision for credit losses on our consolidated statements of operations and comprehensive income. Charged-off principal payments recovered after 90 days are recognized as a reduction to the allowance for credit losses in the period the receivable is recovered. The amortized cost basis of our notes receivable by delinquency status as of September 30, 2026 and December 31, 2025 was as follows:

(in thousands)	September 30, 2026	December 31, 2025
Current	$299,548	$246,720
1–28 days past due	26,246	18,565
29–56 days past due	14,749	8,274
57–90 days past due	14,986	9,841
Total amortized cost	$355,529	$283,400

We maintain an allowance for credit losses at a level necessary to absorb expected credit losses on notes receivables from consumers. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, and current economic conditions. In estimating the allowance for credit losses, we utilize a roll rate analysis of delinquent and current notes receivable. A roll rate analysis is a technique used to estimate the likelihood that a loan progresses through various stages of delinquency and eventually charges off. We segment our notes receivable into delinquency statuses and semi-monthly vintages for the purpose of evaluating historical performance and determining the future likelihood of default. We regularly assess the adequacy of our allowance for credit losses and adjust the allowance as necessary to reflect changes in the credit risk of our notes receivable. Any adjustment to the allowance for credit losses is recognized in net income through the provision for credit losses on our consolidated statements of operations and comprehensive income. The increase in the allowance for credit losses during the three and nine months ended September 30, 2026 is generally consistent with the growth in our notes receivable, with any deviations a result of changes in expected performance on the current year portfolio compared to the prior year. While we believe our allowance for credit losses is appropriate based on the information available, actual losses could differ from our estimate.

The activity in the allowance for credit losses, including the provision for credit losses, charge-offs, and recoveries for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$32,001	$23,615	$28,505	$26,103
Provision for credit losses	37,666	32,177	81,949	65,624
Charge-offs	(32,403)	(23,394)	(78,441)	(63,358)
Recoveries of charged-off receivables	2,347	1,320	7,598	5,349
Balance at end of period	$39,611	$33,718	$39,611	$33,718

Net charge-offs against our allowance for credit losses by year of origination for the nine months ended September 30, 2026 was as follows:

(in thousands)	2026	2025	2024	2023	2022	Total
Current period gross charge-offs	$(45,707)	$(32,734)	$—	$—	$—	$(78,441)
Current period recoveries	768	5,310	768	333	419	7,598
Current period net charge-offs	$(44,939)	$(27,424)	$768	$333	$419	$(70,843)

Note 4. Other Current Assets

As of September 30, 2026 and December 31, 2025, the balance of other current assets on the consolidated balance sheets comprised the following:

(in thousands)	September 30, 2026	December 31, 2025
Delinquency fees receivable	$4,606	$2,871
Merchant and partner income receivable	14,644	14,104
Receivables from originating partner	4,241	2,631
Prepaid expenses	2,373	2,919
Other	11,468	1,977
Other current assets	$37,332	$24,502

Delinquency fees are comprised of late payment fees and failed payment fees that we reasonably expect to collect from our consumers in future periods. Late payment fees are applied to delinquent principal installments. Failed payment fees are applied when a payment method fails when attempting to make an installment payment. Delinquency fees are subject to regulations within specific state jurisdictions and are considered to be the same number of days delinquent as the principal payment associated with the fee.

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

Merchants have the ability to enroll, subject to our approval, into the Delayed Settlement Incentive Program (“DSIP”), which allows merchants to delay settlement from us in exchange for daily incentive payments. Within merchant accounts payable, $43.1 million and $42.3 million were recorded within the DSIP balance as of September 30, 2026 and December 31, 2025, respectively. The related interest expense was $0.5 million for both the three months ended September 30, 2026 and 2025, and $1.4 million for both the nine months ended September 30, 2026 and 2025, respectively. Delayed settlements retained in the program bore daily incentive payments at a fixed rate of 4.5% on an annual basis, compounding daily.

Delayed settlements are due on demand, up to $250,000 during any seven day period, at the request of the merchant. Any request larger than $250,000 is processed within seven to ten days. We reserve the right to impose additional limits on the program and make changes to the program without notice or restriction. These limits and changes to the program can include but are not limited to maximum balances, settlement amount limits, settlement frequency, the daily incentive rate for all or a portion of a merchant’s specific DSIP balance, and the ability for merchants to participate in the DSIP.

Note 6. Other Current Liabilities

As of September 30, 2026 and December 31, 2025, the balance of other current liabilities on the consolidated balance sheets was comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Consumer down payments on unpurchased originating partner receivables(1)	$12,334	$9,542
Accrued operational expenses	8,431	4,330
Accrued personnel expenses	6,628	7,018
Operating lease liabilities	308	163
Other current liabilities	$27,701	$21,053

(1)We are the servicer of receivables originated by our originating partner. The balance reported within other current liabilities primarily represents down payments collected from consumers prior to purchasing the related receivables from our originating partner.

Note 7. Line of Credit

We fund our consumer receivables through the use of a secured line of credit. We had an outstanding principal balance on our line of credit totaling $104.0 million and $141.3 million as of September 30, 2026 and December 31, 2025, respectively. Our revolving credit facilities are secured by a pool of pledged, eligible notes receivable. As of September 30, 2026 and December 31, 2025, we had pledged $297.2 million and $251.1 million of eligible gross notes receivable, respectively. We had an unused borrowing capacity of $169.3 million and $73.5 million as of September 30, 2026 and December 31, 2025, respectively.

Expenses related to our line of credit for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense on utilization	$2,511	$3,735	$8,459	$9,673
Interest expense on unused daily amounts	219	22	528	130
Amortization of debt issuance costs	176	112	610	330

For the three months ended September 30, 2026 and 2025, our line of credit carried an effective annual interest rate of 7.64% and 11.99%, respectively. For the nine months ended September 30, 2026 and 2025, our line of credit carried an effective annual interest rate of 9.06% and 11.57%, respectively.

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

Prior to May 7, 2026, we had $153.5 million outstanding under our then existing revolving credit facility. In connection with the amendment and restatement of this prior credit facility, no amounts were repaid at closing, and the outstanding obligations were carried forward into the 2026 Credit Agreement. As of September 30, 2026, we were in compliance with all financial covenants under the 2026 Credit Agreement.

Note 8. Commitments and Contingencies

Loan Commitments

Through our strategic partnership program with our originating partner, we have a direct obligation to purchase receivables extended to consumers by our originating partner. During the three months ended September 30, 2026 and 2025, the total order value of loans purchased from our originating partner was $1,235.0 million and $942.2 million, respectively, and the carrying value of the receivables on those purchases totaled $949.7 million and $693.3 million, respectively. During the nine months ended September 30, 2026 and 2025, the total order value of loans purchased from our originating partner was $3,351.8 million and $2,469.7 million, respectively, and the carrying value of the receivables on those purchases totaled $2,575.8 million and $1,815.1 million, respectively. As of September 30, 2026 and December 31, 2025, the total order value of loans we had an obligation to purchase from our originating partner was $36.1 million and $27.3 million, respectively, and the carrying value of the receivables on those obligations totaled $27.8 million and $20.1 million, respectively.

Loss Contingencies

In the ordinary course of business, we are subject to various legal and regulatory matters, including inquiries, investigations, and demands from federal and state regulatory authorities concerning our business practices and compliance with applicable laws and regulations. The results of such matters often involve judgments, estimates, and inherent uncertainties, which cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. We disclose the nature of the contingency when management believes there is at least a reasonable possibility that the outcome may be material to our consolidated financial statements and, where feasible, an estimate of the possible loss. Based on currently available information, management does not believe that losses associated with any such matters are probable. While certain losses may be reasonably possible, we are unable to estimate the amount or range of potential losses due to the preliminary nature of the matters and uncertainties regarding their ultimate resolution.

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

The following table presents the calculation of basic and diluted net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$47,825	$26,671	$139,893	$90,439

Denominator(1):
Basic shares:
Weighted-average shares outstanding	33,722	34,048	33,706	33,878
Diluted shares(2):
Stock options	343	379	341	351
Restricted stock units	688	1,248	756	1,219
Weighted-average shares outstanding	34,753	35,675	34,803	35,448

Net income per share:
Basic	$1.42	$0.78	$4.15	$2.67
Diluted	$1.38	$0.75	$4.02	$2.55

(1)    Effective March 28, 2025, we performed a 6-for-1 stock split of the Company’s common stock, effected through a stock dividend. Share and per share amounts have been retroactively adjusted.
(2)    Because their effect would have been anti-dilutive, 3 shares were excluded from the denominator of diluted net income per share for the nine months ended September 30, 2026.

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

We earn fees from our merchants predominately based on a percentage of the merchant-specific volume plus a fixed fee per transaction, collectively called a “merchant processing fee.” We generally pay our merchants the full transaction value upfront, net of the merchant processing fee owed to us, and assume all costs associated with consumer payment processing, fraud, and payment default. We also earn income from partners, including interchange fees through our virtual card solution, promotional incentives with third parties, and marketing revenue earned from affiliates. Our merchants have access to a toolkit we provide that can assist in the growth of their businesses. This toolkit includes marketing placements, co-branded marketing, and exclusive promotions for consumers using Sezzle.

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

In 2025, we launched price comparison, the Rewards tab, and Sezzle Balance. Price comparison is a feature in our product marketplace that provides consumers the ability to compare the price of a product across a variety of different merchants and receive notifications if the price drops. The Rewards tab allows consumers the ability to save money through coupons, discounts, and playing games. Sezzle Balance allows consumers to preload funds into a digital wallet for a simplified repayment process.

In 2026, we launched Sezzle Mobile, SezzleCash, and Sezzle Send. Sezzle Mobile is a mobile phone plan embedded directly within the Sezzle app that offers unlimited talk, text, and 5G data on AT&T’s network, to our consumers. SezzleCash allows consumers to borrow funds and pay back the amount over time, plus a service fee. Sezzle Send is a peer-to-peer money transfer product available to all Sezzle consumers, enabling transfers to any recipient by phone number. Senders can fund a transfer in full or over five installments using Pay-in-5. We also partnered with a new long-term lending provider to expand and further integrate interest-bearing monthly fixed-rate installment-loan products into the Sezzle Platform.

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

General Economic Conditions and Regulatory Climate

Our business depends on consumers transacting with merchants, which is affected by changes in general economic conditions. For example, the retail sector is affected by macroeconomic conditions such as unemployment, interest rates, consumer confidence, economic recessions, public health crises, or extended periods of uncertainty or volatility—all of which may influence consumer spending, and suppliers’ and retailers’ focus and investment in outsourcing solutions. This may subsequently impact our ability to generate income. Additionally, in weaker economic environments, consumers may have less disposable income to spend, and may be less likely to purchase products by utilizing our services. This could also cause our credit losses to increase due to consumers’ failure to repay the loans originated on the Sezzle Platform. Our industry is further impacted by numerous consumer finance and protection regulations, both domestic and international, and the prospects of new regulations, including the cost to comply with such regulations, that have an ongoing impact on our results of operations and financial performance. In addition, the political and policy goals of elected and appointed officials may change over time, including as a result of the U.S. midterm elections in November 2026, which could affect the legislative, rulemaking, supervisory, and enforcement priorities applicable to consumer financial services, and the federal regulatory approach that has prevailed since 2025 may not continue or may be reversed, while state regulators and attorneys general have increased, and may continue to increase, their focus on BNPL providers.

Seasonality

We experience seasonality as a result of the spending patterns of our consumers. Total revenue and TTV in the fourth quarter have historically been strongest for us, in line with consumers generally spending more during the holiday shopping season. These seasonal volumes have typically been accompanied by increased charge-offs when compared to the prior three quarters. Increased charge-offs accompanying higher seasonal volumes typically result in an increase in the provision for credit losses on an absolute basis and as a percentage of TTV.

Key Operating Metrics

Total Transaction Volume

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Total Transaction Volume	$1,398,249	$1,036,734	$361,515	34.9%	$3,754,727	$2,755,220	$999,507	36.3%

TTV is defined as the total dollar amount of transactions on the Sezzle Platform during the applicable period. TTV does not represent revenue earned by us, is neither a component of our income, nor included within our financial results prepared in accordance with U.S. GAAP. However, we believe that TTV is a useful operating metric to both us and our investors in assessing the volume of transactions that take place on the Sezzle Platform, including our Sezzle Premium and Sezzle Anywhere products, which is an indicator of the utilization and strength of the Sezzle Platform.

The increase in TTV was driven by increased usage of our Sezzle Anywhere and Sezzle Premium subscription products, as well as the launch of SezzleCash.

Beginning this quarter, TTV replaces Gross Merchandise Volume (“GMV”). Because our products have diversified, TTV includes platform volume related to SezzleCash and Sezzle Send, which GMV did not. Prior periods have been recast to reflect the expanded scope of TTV and adjustments to purchase-volume measurement.

Active Consumers and Active Subscribers

	As of		Change
	September 30, 2026	December 31, 2025	#	%
	(in thousands, except percentages)
Active Consumers	3,169	3,049	120	3.9%
Active Subscribers	955	670	285	42.6%

Active Consumers is defined as unique consumers who had at least one transaction through the Sezzle platform in the last twelve months. Active Subscribers is defined as unique consumers with an active subscription for either Sezzle Premium or Sezzle Anywhere as of the end of the period. The increase in Active Consumers and Active Subscribers is attributed to increased marketing and advertising initiatives, as well as new product releases.

Components of Results of Operations

Total Revenue

Our total revenue is classified into two categories, based on ASC recognition criteria: lending-based income and revenue from contracts with customers.

Lending-Based Income

Lending-based income relates to net origination fees on financing receivables we originate, premiums and discounts on financing receivables we purchase, and delinquency fees on financing receivables we hold. This is primarily comprised of merchant processing fees on orders that result in a financing receivable, delinquency fees, and other ancillary consumer fees, such as fees to reschedule installment due dates and nonrefundable fees assessed for using Sezzle On-Demand. Merchant processing fees are based on a percentage of the merchant-specific volume passing through our platform plus a fixed fee per transaction. Lending-based income, other than delinquency fees, is initially recorded as a reduction to notes receivable, net, within the consolidated balance sheets. Such income is subsequently recognized over the average duration of the related note receivable using the interest method. Delinquency fees include fees assessed to consumers who fail to make a timely principal payment or their payment method fails when attempting to make an installment payment, and are recognized at the time the fee is charged to the consumer, to the extent they are reasonably collectible.

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

Results of Operations

Total Revenue

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Lending-based income	$73,532	$59,315	$14,217	24.0%	$199,063	$153,921	$45,142	29.3%
Revenue from contracts with customers	92,971	57,481	35,490	61.7%	252,662	166,489	86,173	51.8%
Total revenue	$166,503	$116,796	$49,707	42.6%	$451,725	$320,410	$131,315	41.0%

Lending-based income primarily increased as a result of consumer-derived income, which totaled $62.1 million and $46.6 million for the three months ended September 30, 2026 and 2025, respectively, and $166.6 million and $114.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in consumer-derived income when comparing the three months ended September 30, 2026 and 2025 was driven by the increase in TTV, resulting in a higher number of consumer fees charged. The increase in consumer-derived income when comparing the nine months ended September 30, 2026 and 2025 was driven by the increase in TTV, resulting in a higher number of consumer fees charged. This contributed to approximately $37.4 million of the increase. In addition, higher fee prices contributed approximately $13.8 million to the increase. Lending-based income also included merchant- and partner-derived income of $11.5 million and $12.7 million for the three months ended September 30, 2026 and 2025, respectively, and $32.5 million and $39.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Revenue from contracts with customers included merchant- and partner-derived income of $30.4 million and $20.9 million for the three months ended September 30, 2026 and 2025, respectively, and $83.1 million and $51.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was a result of higher TTV on our virtual card products and promotional incentive revenue in the current period. Revenue from contracts with customers also increased as a result of consumer-derived revenue, which totaled $62.6 million and $36.6 million for the three months ended September 30, 2026 and 2025, respectively, and $169.5 million and $115.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in consumer-derived revenue when comparing the three months ended September 30, 2026 and 2025 was primarily driven by a greater number of consumers subscribed to Sezzle Premium and Sezzle Anywhere, contributing to approximately $17.1 million of the increase. The increase in consumer-derived revenue when comparing the nine months ended September 30, 2026 and 2025 was also primarily driven by a greater number of consumers subscribed to Sezzle Premium and Sezzle Anywhere, contributing to approximately $40.0 million of the increase.

Personnel

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Personnel	$16,804	$14,320	$2,484	17.3%	$46,196	$41,049	$5,147	12.5%

The increase in personnel was driven by overall growth in our workforce, an increase in profit-sharing incentive plan expenses, and the issuance of additional equity-based compensation during the current year. Recorded within personnel, equity-based compensation totaled $2.9 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $6.4 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Transaction Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Transaction expense	$18,342	$17,435	$907	5.2%	$57,600	$46,995	$10,605	22.6%

The increase in transaction expense was driven by payment processing costs from a higher number of payments processed in the current year, in line with TTV. Payment processing costs include benefits of $3.7 million for the three months ended September 30, 2026, related to incentives earned through our payment network. Payment processing costs totaled $15.8 million and $16.4 million for the three months ended September 30, 2026 and 2025, respectively, and $52.6 million and $43.9 million for the nine months ended September 30, 2026 and 2025, respectively. The rest of transaction expense was comprised of affiliate and partner fees, third-party fraud losses, consumer communication, and consumer and merchant support–related costs.

Third-Party Technology and Data

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Third-party technology and data	$6,496	$3,705	$2,791	75.3%	$15,818	$10,507	$5,311	50.5%

The increase in expense was driven by higher utilization of cloud-based infrastructure and other third-party services to support the scaling of the Sezzle Platform as a result of higher TTV and our expanded suite of product offerings.

Marketing, Advertising, and Tradeshows

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Marketing, advertising, and tradeshows	$15,893	$8,775	$7,118	81.1%	$46,535	$22,893	$23,642	103.3%

The increase in marketing, advertising, and tradeshow costs was from the continued expansion of initiatives to promote consumer acquisition, retention, and engagement, including the issuance of Sezzle Spend and Sezzle Points to consumers. The increase was also a result of testing different levels of marketing effort to determine optimal strategies. We expect to realize the benefits of this marketing investment in future periods.

General and Administrative

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
General and administrative	$7,051	$4,823	$2,228	46.2%	$15,379	$11,800	$3,579	30.3%

The increase was primarily from higher professional service fees related to the overall growth of the business and investment in Company strategic projects, offset against lower operating costs associated with our loan origination partner funding virtual card transactions.

Provision for Credit Losses

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Provision for credit losses	$37,666	$32,177	$5,489	17.1%	$81,949	$65,624	$16,325	24.9%

The increase in the provision for credit losses is generally consistent with the growth in TTV, with any deviations a result of changes in expected performance on the current year portfolio compared to the prior year. As a percentage of total revenue, the provision for credit losses was 22.6% and 27.5% for the three months ended September 30, 2026 and 2025, respectively, and 18.1% and 20.5% for the nine months ended September 30, 2026 and 2025, respectively.

We expect that increases in TTV and revenue will likely result in higher absolute amounts of credit losses. Additionally, we expect changes in our underwriting strategy to affect the amount of credit losses as a percentage of total revenue. However, tightening or loosening our credit standards that apply to our consumers may impact both total revenue and credit losses to different extents, potentially causing changes in credit losses as a percentage of total revenue. Our underwriting strategy continues to evolve and, therefore, it is challenging to predict the effect changes in our underwriting would have on the amount of future credit losses as a percentage of total revenue.

Net Interest Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Net interest expense	$2,781	$3,923	$(1,142)	(29.1)%	$9,046	$10,338	$(1,292)	(12.5)%

Net interest expense decreased as a result of entering into a new line of credit agreement on May 7, 2026, which carries a lower interest rate than our previous line of credit.

Income Tax Expense

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Income tax expense	$13,591	$4,961	$8,630	174.0%	$39,224	$20,871	$18,353	87.9%

Our effective income tax rate for the three months ended September 30, 2026 and 2025 was 22.1% and 15.7%, respectively. Our effective income tax rate for the nine months ended September 30, 2026 and 2025 was 21.9% and 18.8%, respectively. Income tax expense includes $2.0 million and $2.5 million of excess tax benefits recorded on equity-based compensation for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $6.9 million of excess tax benefits recorded on equity-based compensation for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2026 and 2025, our net income was $139.9 million and $90.4 million, respectively. As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, restricted cash, the unused borrowing capacity on our line of credit, and certain cash flows from operations.

As of September 30, 2026, we had cash and cash equivalents of $70.1 million, compared to $64.1 million as of December 31, 2025. Our cash and cash equivalents were held primarily for working capital requirements and the continued investment in our business. As of September 30, 2026 and December 31, 2025, we had restricted cash of $37.7 million and $38.5 million, respectively.

As of September 30, 2026 and December 31, 2025, we had working capital of $326.2 million and $262.1 million, respectively. The increase in working capital was primarily a result of the growth in cash and cash equivalents, as well as notes receivable, net, driven by higher TTV. Additionally, as of September 30, 2026 and December 31, 2025 we had an unused borrowing capacity on our line of credit of $169.3 million and $73.5 million, respectively.

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

Cash Flows

The following table summarizes our cash flows:

	For the nine months ended September 30,
		(As restated)
(in thousands)	2026	2025
Net Cash Provided from Operating Activities	$227,930	$139,274
Net Cash Used for Investing Activities	(145,591)	(85,759)
Net Cash Used for Financing Activities	(76,720)	(17,978)
Net increase in cash, cash equivalents, and restricted cash	$5,619	$35,537

Operating Activities

Our largest source of operating cash is receipts from consumers, and our largest use of operating cash is payments to merchants. Other primary uses of cash from operating activities are for personnel, payment processing costs, and interest payments.

During the nine months ended September 30, 2026, net cash provided from operating activities totaled $227.9 million, driven by our $139.9 million net income adjusted for $89.7 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, offset against cash outflows of $1.7 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $12.8 million increase in other assets related to the timing of payments to taxing authorities, the timing of receipts from merchants and vendors, as well as higher delinquency fees assessed in the current period not yet collected. Offset against this was a $5.7 million increase in other liabilities, driven by timing of payments to vendors and an increase in collections of consumer down payments on unpurchased originating partner receivables. During the nine months ended September 30, 2026, cash payments for personnel-related expenses totaled $42.5 million, cash payments for processing costs totaled $51.1 million, cash interest payments totaled $11.8 million, and cash paid for income taxes totaled $47.3 million.

During the nine months ended September 30, 2025, net cash provided from operating activities totaled $139.3 million, driven by our $90.4 million net income adjusted for $74.1 million of non-cash adjustments such as credit losses, equity based compensation, deferred income taxes, and depreciation and amortization, offset against cash outflows of $25.3 million from changes in our operating assets and liabilities. Our cash outflows from changes in our operating assets and liabilities were driven by a $15.1 million increase in other assets related to the timing of payments to taxing authorities and vendors, as well as higher delinquency fees assessed in the current period not yet collected. A $11.4 million decrease in merchant accounts payable related to the timing of payments to merchants and a $1.1 million decrease in other payables related to the timing of payments to vendors and taxing authorities also contributed to our cash outflows from operating activities. During the nine months ended September 30, 2025, cash payments for personnel-related expenses totaled $40.7 million, cash payments for processing costs totaled $47.7 million, cash interest payments totaled $11.2 million, and cash paid for income taxes totaled $25.3 million.

Investing Activities

Net cash used for investing activities was $145.6 million and $85.8 million for the nine months ended September 30, 2026 and 2025, respectively. Cash outflows for investing activities were from purchases and originations of notes receivable, net of repayments; purchasing computer equipment; and payments of salaries to employees who create capitalized internal-use software.

Financing Activities

Net cash used for financing activities during the nine months ended September 30, 2026 and 2025 was $76.7 million and $18.0 million, respectively.

Our net cash used for financing activities during the nine months ended September 30, 2026 was primarily driven by repurchases of common stock totaling $39.4 million, net payments to our line of credit totaling $37.3 million, and payment of debt issuance costs totaling $1.2 million related to our new line of credit. Repurchases of common stock made under our stock repurchase plan totaled $28.0 million, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. Offset against these cash outflows were proceeds from stock option exercises totaling $1.1 million.

Our net cash used for financing activities during the nine months ended September 30, 2025 was comprised of repurchases of common stock totaling $34.6 million, offset against net proceeds from our line of credit totaling $13.0 million and proceeds from stock option exercises totaling $3.7 million. Repurchases of common stock were made under our stock repurchase plan totaled $23.5 million, with the remaining repurchases representing withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vesting restricted stock units issued under our equity incentive plans.

Line of Credit

Refer to Note 7. Line of Credit on the accompanying Notes to the Consolidated Financial Statements for discussion about our lines of credit.

Commitments and Contingencies

Refer to Note 8. Commitments and Contingencies on the accompanying Notes to the Consolidated Financial Statements for discussion about our direct obligation to purchase loans from our originating partner and loss contingencies.

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

Off Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources, except as follows:

Our originating partner originates and holds certain loans that are not recorded on our consolidated balance sheets. We service these loans and are required to purchase them from our originating partner when they are charged off. We maintain cash collateral with our originating partner in support of these obligations. We also pay our originating partner a variable fee based on the outstanding balance of these loans, and we are required to purchase the loans that remain outstanding upon expiration or termination of the program. As a result, these arrangements may require us to use cash, including if the credit performance of the loans deteriorates.

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

Interest Rate Risk

We are exposed to interest rate risk primarily from our revolving line of credit. As of September 30, 2026 and December 31, 2025, we had a revolving line of credit facility of $300 million and $225 million, respectively, available to us. We are obligated to pay interest on borrowings under our line of credit as well as other customary fees, including an unused commitment fee. Borrowings under our line of credit bear interest at a floating rate based on the U.S. Federal Reserve’s Secured Overnight Financing Rate (“SOFR”); therefore, we are exposed to risks related to fluctuations in SOFR to the extent of our outstanding borrowings. As of September 30, 2026 and December 31, 2025, we had $104.0 million and $141.3 million, respectively, outstanding under our line of credit. For the nine months ended September 30, 2026, a 100 basis point hypothetical adverse change in SOFR during the year would have resulted in an additional $1.0 million of interest expense recorded within net interest expense on our consolidated statements of operations and comprehensive income, based on actual borrowings on our line of credit during the nine months ended September 30, 2026.

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

We are also subject to foreign currency exchange risk related to translation, as a number of our subsidiaries have functional currencies other than the U.S. Dollar. Translation from these foreign currencies to the U.S. Dollar is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. A hypothetical adverse 10% change in all of our subsidiaries’ functional currencies against the U.S. Dollar compared to the exchange rate during the nine months ended September 30, 2026 and 2025 would have resulted in an additional foreign currency translation adjustment of approximately $1.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, Sezzle conducted an evaluation, under supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Remediation Plan

To remediate the material weakness in its internal control over financial reporting related to the classification of notes receivable in our Consolidated Statements of Cash Flows, we continue to execute upon the enhanced control over the classification of our notes receivable we introduced during the three months ended June 30, 2026. While the control we implemented has now operated as designed over the previous two quarters, the material weakness cannot be considered remediated until the control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. We expect to conclude on the operating effectiveness of this control next quarter.

Changes in Internal Control Over Financial Reporting

As of September 30, 2026, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that no changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below and discussed in Note 8. Commitments and Contingencies on the accompanying notes to our consolidated financial statements, we are not currently involved in any material legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is subject.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Our applications for a national bank charter and federal deposit insurance may be delayed, denied, or approved subject to conditions, and even if approved, we may not realize the anticipated benefits of operating a bank.

On October 22, 2026, we submitted an application to the Office of the Comptroller of the Currency (the “OCC”) to charter a de novo national bank, Sezzle Bank, N.A. (the “Bank”), and an application to the Federal Deposit Insurance Corporation (the “FDIC”) for deposit insurance. We also expect to apply to the Board of Governors of the Federal Reserve System for approval for Sezzle Inc. to become a bank holding company. Regulatory approval of these applications is subject to a number of requirements, including minimum capital and liquidity requirements, compliance and risk management requirements, management and governance standards, and a determination that the Bank’s proposed activities are legally permissible, among others. The applications are also subject to public comment, and third parties may oppose them. Our applications may be denied, regulatory approval may be delayed or subject to conditions that we are unable or unwilling to satisfy, and there may be changes in applicable laws, regulatory policy, or supervisory expectations, including as a result of changes in agency priorities, that affect the review of our applications or the Bank’s operations. The Bank will not commence operations unless and until all required approvals are received and any conditions are satisfied, and until then we will continue to rely on our existing bank partner relationships.

If the Bank opens, it will be subject to extensive regulation, supervision, and examination by the OCC and the FDIC, and will introduce additional operational complexity, including the need to build and maintain bank-specific infrastructure, risk management, compliance, and reporting capabilities. Establishing and operating the Bank will require us to contribute significant capital to the Bank and is likely to result in other new costs, which may be significant and could reduce or offset some or all of the anticipated benefits of the bank charter. In addition, we have incurred, and will continue to incur, costs in pursuing the charter, which we may not recover if our applications are not approved or if we decide not to pursue them. For these and other reasons, we may be unable to fully realize the benefits, efficiencies, cost reductions, or funding advantages that we expect from obtaining a bank charter, and our business, financial condition, and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2026, we withheld shares of common stock from employees to cover minimum statutory withholding tax obligations owed for vested restricted stock units issued under our equity incentive plans. The table below presents information with respect to such common stock purchases made by us during the three months ended September 30, 2026, as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
July 1, 2026 through July 31, 2026	—	$—	—	$72,037,469
August 1, 2026 through August 31, 2026	51,886	118.65	—	72,037,469
September 1, 2026 through September 30, 2026	3,378	118.04	—	72,037,469
Total	55,264	$118.61	—	$72,037,469

(1)55,264 shares were surrendered to satisfy minimum statutory tax obligations under our equity incentive plans.
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

ITEM 5. OTHER INFORMATION

Rule 10b5-1(c) and/or non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, except as follows:

On August 27, 2026, Justin Krause, the Company’s Principal Accounting Officer, adopted a Rule 10b5-1 trading arrangement (the “Krause Plan”) that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Krause Plan provides for the potential sale of up to 36,000 shares of the Company’s common stock, between an estimated start date of November 26, 2026, until termination of the Krause Plan on November 25, 2027, or earlier if all transactions under the Krause Plan are completed.

However, our officers (as defined in Exchange Act Rule 16a-1(f)) and directors may adopt 10b5-1 Plans or non-Rule 10b5-1 trading arrangements in the future.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	File Number	File Date	Herewith

10.1	Employment Agreement between Sezzle Inc. and Lee Brading, dated January 26, 2026*	8-K	001-41781	1/29/2026
10.2	Amended And Restated Revolving Credit And Security Agreement, dated May 7, 2026	8-K	001-41781	5/12/2026
10.3	Amendment No. 3 To Limited Guaranty And Indemnity Agreement, dated May 7, 2026	8-K	001-41781	5/12/2026
10.4	Second Amended and Restated Marketing and Servicing Agreement, dated August 12, 2026				X
10.5	Second Amended and Restated Loan and Receivables Sale Agreement, dated August 12, 2026				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer as Adopted Pursuant to 18 U.S.C. Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
* Indicates a management contract or compensation plan, contract, or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEZZLE INC.

Dated: November 4, 2026	By:	/s/ Charles Youakim
Charles Youakim
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lee Brading
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

Date: November 4, 2026

/s/ Charles Youakim
Charles Youakim
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

Date: November 4, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer

Exhibit 32.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 4, 2026

/s/ Charles Youakim
Charles Youakim
Principal Executive Officer

Exhibit 32.2
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO 18 U.S.C. SECTION 1350
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Sezzle Inc., a Delaware corporation (“the Company”), for the quarter ended September 30, 2026, as filed with the Securities and Exchange Commission on the date hereof (“the Report”), the undersigned officer of the Company certifies pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 4, 2026

/s/ Lee Brading
Lee Brading
Principal Financial Officer